Form 10QSB
period 1996-03-31
APPLIED BIOMETRICS INC
filed 1996-05-02
CIK 816568

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ---- to ----

                         Commission File number 0-22146

                            APPLIED BIOMETRICS, INC.

        (Exact name of small business issuer as specified in its charter)

           Minnesota                                      41-1508112
  (State of other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                     501 E. Highway 13, Burnsville, MN 55337
              (Address of principal executive office and zip code)

          Issuer's telephone number, including area code (612) 890-1123

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                               Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               At April 26, 1996, there were outstanding 4,014,720
                    shares of common stock, $0.01 par value.


                            APPLIED BIOMETRICS, INC.

                                Form 10-QSB Index
                                 March 31, 1996

                                                                     Page

Part I:  Financial Information                                         3

Item 1.  Financial Statements                                          3

         Balance Sheets Unaudited at March 31, 1996 and
         Audited at December 31, 1995                                  3

         Unaudited Statements of Operations for the
         Three Month Period ended March 31, 1996 and 1995              4

         Statement of Shareholders' Equity year ended
         December 31, 1995 and the Three Month Period
         ended March 31, 1996                                          5

         Unaudited Statements of Cash Flows for the
         Three Month Period Ended March 31, 1996 and 1995              6

         Notes to Unaudited Financial Statements                       7

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                                  8

Part II: Other Information                                            10

Item 1.  Legal Proceedings                                            10

Item 2.  Changes in Securities                                        10

Item 3.  Defaults Upon Senior Securities                              10

Item 4.  Submission of Matters to a Vote of Security Holders          10

Item 5.  Other Information                                            10

Item 6.  Exhibits and Reports of Form 8-K                             10

Signatures                                                            11



                          Part 1: Financial Information

Item 1.  Financial Statements

                            APPLIED BIOMETRICS, INC.
                                 Balance Sheets

                                                             March 31,
                                                               1996       December 31,
                                                            (Unaudited)       1995
                                                            -----------   -----------
ASSETS
Current Assets:
    Cash and cash equivalents                               $ 2,101,185   $   457,322
    Short-term investments                                    4,610,618     1,753,265
    Accounts Receivable                                          17,870          --
    Inventory                                                    82,024          --
    Prepaid expenses and other current assets                    51,189        46,583
                                                            -----------   -----------

    TOTAL CURRENT ASSETS                                      6,862,886     2,257,170

Property and equipment, net                                     248,930       246,755
Patents and trademarks, less accumulated
    amortization of $ 24,792 and $ 22,497 respectively          126,271       128,566
                                                            -----------   -----------

    TOTAL ASSETS                                            $ 7,238,087   $ 2,632,491
                                                            ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                  $   140,385   $   125,797
    Accrued expenses and other liabilities                       67,340        59,192
                                                            -----------   -----------

    TOTAL CURRENT LIABILITIES                                   207,725       184,989

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value, 10,000,000 shares
       authorized:  3,905,970 and 2,943,410 shares
       issued and outstanding at March 31, 1996
       and December 31, 1995, respectfully                       39,059        29,434
    Additional paid-in capital                               18,389,714    13,507,155
    Accumulated deficit                                     (11,398,411)  (11,089,087)
                                                            -----------   -----------

    TOTAL SHAREHOLDERS' EQUITY                                7,030,362     2,447,502
                                                            -----------   -----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 7,238,087   $ 2,632,491
                                                            ===========   ===========




                            APPLIED BIOMETRICS, INC.
                            Statements of Operations
                                   (Unaudited)



                                    Three Months Ended
                                 -----------------------
                                  March 31,   March 31,
                                    1996        1995
                                 ----------   ----------

Net sales                        $   17,375   $     --

Cost of sales                         9,875         --
                                 ----------   ----------

   GROSS PROFIT                       7,500         --
                                 ----------   ----------


OPERATING EXPENSES:
   Research and Development         162,568      168,413
   Sales and Marketing               74,803       74,053
   General and Administrative       125,309      112,978
                                 ----------   ----------

   Total Operating Expenses         362,680      355,444
                                 ----------   ----------

OPERATING LOSS                    (355,180)    (355,444)

Interest income                      45,856       20,391
                                 ----------   ----------

NET LOSS                          (309,324)   ($335,053)
                                 ==========   ==========
LOSS PER COMMON SHARE                ($.09)      ($0.12)
                                 ==========   ==========

Weighted average common shares
outstanding                       3,308,468    2,885,076
                                 ==========   ==========



                            APPLIED BIOMETRICS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY




                                                                   Additional
                                           Common Stock              Paid-in     Accumulated
                                      shares          amount         Capital       Deficit
                                   ------------    ------------   ------------   ------------
December 31, 1994                     2,885,076    $     28,851   $ 13,332,736   $ (9,801,029)

     Stock options exercised             58,334             583        174,419
     Net loss                                                                      (1,288,058)
                                   ------------    ------------   ------------   ------------

December 31, 1995                     2,943,410          29,434     13,507,155    (11,089,087)

Private Placement net
of offering expenses of $575,166        860,000           8,600      4,576,334

Exercise warrants                       102,560           1,025        306,225

Net loss                                                                             (309,324)
                                   ------------    ------------   ------------   ------------
March 31, 1996                        3,905,970    $     39,059   $ 18,389,714   $(11,398,411)
                                   ============    ============   ============   ============



                            APPLIED BIOMETRICS, INC.
                            Statements of Cash Flows
                                   (Unaudited)



                                                            Three Months Ended
                                                       ---------------------------
                                                         March 31,       March 31,
                                                           1996           1995
                                                       ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $  (309,324)   $  (335,053)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                        22,098         14,925
       Cash flows provided by (used for) changes in:
       Accounts receivables                                (17,871)          --
       Inventory                                           (82,024)          --
       Prepaid expenses and other assets                    (4,606)        12,796
       Accounts payable                                     14,588         (3,840)
       Accrued expenses and other liabilities                8,148            649
                                                       -----------    -----------
       Net cash flows used by operating
       activities                                         (368,991)      (310,523)
                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales and maturities of short term investments          738,686      1,255,072
   Purchases of short-term investments                  (3,596,039)      (582,337)
   Purchase of property and equipment                      (21,978)        (3,170)
                                                       -----------    -----------
     Net cash used in investing activities              (2,879,331)       669,565
                                                       -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from private placement of
   common stock net of expenses of $575,166              4,584,934           --
   Exercise of options and warrants                        307,251           --
                                                       -----------    -----------
      Net cash provided by financing activities          4,892,185           --
                                                       -----------    -----------

Net (decrease) increase in cash and cash equivalents     1,643,863        359,042

CASH AND CASH EQUIVALENTS:
     Beginning of period                                   457,322        386,349
                                                       -----------    -----------

     End of period                                     $ 2,101,185    $   745,391
                                                       ===========    ===========




                            APPLIED BIOMETRICS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



Note 1. Unaudited Interim Results

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year 1996.

These statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1995 included in the Company's Form 10-KSB for the year ended December 31, 1995.

Note 2. Sale of Common Stock

In February of 1996 the Company sold 860,000 shares of common stock in a private placement at $6.00 per share. Net proceeds to the Company, after selling agent expenses and other offering expenses of $575,166 were $4,584,934. In connection with this private placement, the Company issued warrants to purchase 86,000 common shares. These warrants are exercisable at $6.00 per share and expire in 2003.

During the first quarter of 1996, warrants to purchase 102,560 shares of common stock were exercised. Proceeds to the Company were $307,251.



                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

OVERVIEW

Since its inception, the Company has been involved in the development of cardiac output monitoring products. Prior to 1992, the Company focused its resources on the development and commercialization of the TTD device. The TTD device is an endotracheal tube with an ultrasound transducer which determines cardiac output by measuring blood flow through the ascending aorta. That device was introduced in 1989 and, due to technical difficulties, the Company discontinued active marketing of the TTD device in 1991. At that time, the Company began to substantially downsize its operations and redirected its business focus to the development of the EVD probe. The EVD probe is attached by a surgeon directly to the ascending aorta or the pulmonary artery to measure cardiac output.

The Company is now primarily engaged in the development of the EVD probe, which uses the same Doppler ultrasound technology to measure cardiac output as the TTD device. The development of the EVD probe is substantially completed and is expected to be introduced for commercial sale in the first half of 1996. The Company has been unprofitable since inception; in order to commercialize its products it will be required to make significant expenditures for research, development, marketing, sales and manufacturing and expects to incur additional operating losses for at least the next 12 months.

RESULTS OF OPERATIONS

For the three months ended March 31, 1996 and 1995.

The Company began limited shipments of the EVD probe in the first quarter of 1996. The shipments were made to a small group of pediatric hospitals. The Company expects to continue these limited shipments in the second quarter of 1996 as it finalizes the EVD probe development and expands its manufacturing capability.

For the three months ended March 31, 1996, Research and Development expenses decreased $5,845 compared to the same period in 1995. In 1996, the Company began to inventory its purchased parts as it substantially completed the EVD development. Prior to 1996, all purchased parts were expensed as part of the EVD development costs. The Company expects Research and Development expenses to increase in 1996 as it commences the redevelopment of the TTD device.

For the three months ended March 31, 1996, Sales and Marketing expenses increased slightly compared to the same period in 1995. The Company expects Sales and Marketing expenses to increase slightly in the second half of 1996 as the Company expands the rollout of the EVD probe.

For the three months ended March 31, 1996, General and Administrative expenses increased $12,331 as compared to the same period in 1995. This increase was the result of increased personnel costs and other administrative expenses. The Company does not expect General and Administrative expenses to increase significantly in 1996.

For the three months ended March 31, 1996, interest income increased $25,465 as compared to the same period in 1995. This increase is the result of more funds available for investment. These additional funds resulted from the private placement of common stock in February of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 1993, the Company funded its operations through the sale of private securities and notes from certain shareholders. In July , 1993, the Company completed an initial public offering and raised $5,137,648 in net proceeds.

In February 1996, the Company sold 860,000 shares of common stock at $6.00 per share in a private placement. Net proceeds to the Company after offering expenses of $575,166 were $4,584,934.

Cash and short-term investments were $6,711,803 at March 31, 1996 and working capital was $6,655,161.

Although there can be no assurance, the Company believes that the remaining proceeds from the initial public offering, proceeds from the February 1996 private placement and funds generated from operations will enable the Company to meet its liquidity and capital needs for at least the next 12 months.



                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings


      NONE


Item 2. Change in Securities


      NONE


Item 3. Defaults Upon Senior Securities


      NONE


Item 4. Submission of Matters to a Vote of Security Holders


      NONE


Item 5. Other Information


      NONE


Item 6. Exhibits and Reports on Form 8-K

      (a)   Exh. 27 -- Financial Data Schedule

      (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.




                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Applied Biometrics, Inc.
                                                  Registrant


                                            /s/ Joseph A. Marino
                                            Joseph A. Marino
                                            President, CEO


                                            /s/ Gerald J. Prescott
                                            Gerald J. Prescott,
                                            Vice President and
                                            Chief Financial Officer


Date: April 29, 1996