Form 10QSB
period 1996-06-30
APPLIED BIOMETRICS INC
filed 1996-08-07
CIK 816568

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to

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

                                                     Yes __X__  No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At August 5, 1996, there were outstanding 4,168,987 shares of common stock, $0.01 par value.


                            APPLIED BIOMETRICS, INC.

                                Form 10-QSB Index
                                  June 30, 1996


       Part I:    Financial Information

       Item 1.    Financial Statements

                  Balance Sheets Unaudited at June 30, 1996 and
                  Audited at December 31, 1995.............................. 3

                  Unaudited Statements of Operations for the
                  Three Month and Six Month Periods ended June 30, 1996
                  and 1995.................................................. 4

                  Audited Statements of Shareholder's Equity for the year ended December 31, 1995 and unaudited for the Six
                  Month Period ended June 30, 1996.......................... 5

                  Unaudited Statements of Cash Flows for the
                  Six Month Periods Ended June 30, 1996 and
                  1995...................................................... 6

                  Notes to Unaudited Financial Statements................... 7

       Item 2.    Management's Discussion and Analysis or Plan
                  of Operation.............................................. 8

       Part II:   Other Information......................................... 10

       Item 1.    Legal Proceedings......................................... 10

       Item 2.    Changes in Securities..................................... 10

       Item 3.    Defaults Upon Senior Securities........................... 10

       Item 4.    Submission of Matters to a Vote of Security
                  Holders................................................... 10

       Item 5.    Other Information......................................... 11

       Item 6.    Exhibits and Reports of Form 8-K.......................... 11

       Signatures........................................................... 11

                          Part 1: Financial Information

Item 1.  Financial Statements

                            APPLIED BIOMETRICS, INC.
                                 Balance Sheets

                                                               June 30,
                                                                 1996          December 31,
                                                              (Unaudited)         1995
ASSETS
Current Assets:
    Cash and cash equivalents                                $  3,077,357     $    457,322
    Short-term investments                                      4,443,872        1,753,265
    Accounts receivable                                            26,350               --
    Inventory                                                     174,857               --
    Prepaid expenses and other current assets                      74,738           46,583
                                                             ------------     ------------

    TOTAL CURRENT ASSETS                                        7,797,174        2,257,170

Property and equipment, net                                       314,946          246,755
Patents and trademarks, less accumulated
    amortization of $ 44,684 and $ 40,093 respectively            123,975          128,566
                                                             ------------     ------------

    TOTAL ASSETS                                             $  8,236,095     $  2,632,491
                                                             ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                   $    129,960     $    125,797
    Accrued expenses and other liabilities                         56,441           59,192
                                                             ------------     ------------

    TOTAL CURRENT LIABILITIES                                     186,401          184,989

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value, 10,000,000 shares
       authorized:  4,168,987 shares outstanding at
       June 30, 1996 and 2,943,410 shares outstanding
       at December 31, 1995                                        41,690           29,434
    Additional paid-in capital                                 19,703,468       13,507,155
    Accumulated deficit                                       (11,695,464)     (11,089,087)
                                                             ------------     ------------
    TOTAL SHAREHOLDERS' EQUITY                                  8,049,694        2,477,502
                                                             ------------     ------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $  8,236,095     $  2,632,491
                                                             ============     ============




                            APPLIED BIOMETRICS, INC.
                            Statements of Operations
                                   (Unaudited)



                                      Three Months Ended              Six Months Ended
                                    June 30,       June 30,        June 30,        June 30,
                                      1996           1995            1996            1995
                                  -----------     -----------     ----------      ----------
Net sales                         $    26,350              --     $   43,725      $       --

Cost of sales                          12,000              --         21,875      $       --
                                  -----------     -----------     ----------      ----------

   GROSS PROFIT                        14,350              --         21,850      $       --
                                  -----------     -----------     ----------      ----------


OPERATING EXPENSES:
   Research and Development           167,172         178,335        329,740         346,748
   Sales and Marketing                 72,801          75,271        147,604         149,324
   General and Administrative         158,236         113,760        283,545         226,738
                                  -----------     -----------     ----------      ----------

   Total Operating Expenses           398,209         367,366        760,889         722,810
                                  -----------     -----------     ----------      ----------

OPERATING LOSS                       (383,859)       (367,366)      (739,039)       (722,810)

Interest income                        86,806          22,088        132,662          42,479
                                  -----------     -----------     -----------     ----------

NET LOSS                          $  (297,053)    $  (345,278)    $ (606,377)     $ (680,331)
                                  ===========     ===========     ===========     ==========

LOSS PER COMMON SHARE                  ($0.07)         ($0.12)         (0.17)          (0.24)
                                  ===========     ===========     ===========     ==========

Weighted average common shares
outstanding                         4,017,096       2,886,450      3,662,782       2,885,767
                                  ===========     ===========     ===========     ==========



                            APPLIED BIOMETRICS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY


                                                                        Additional
                                               Common Stock              Paid -in          Accumulated
                                           Shares       Amount           Capital             Deficit               Total
                                           -------------------          ----------         -----------             -----
    December 31, 1994                    2,885,076       $28,851       $13,332,736       $  (9,801,029)          3,560,558

         Stock options exercised            58,334           583           174,419                                 175,002
         Net loss                                                                           (1,288,058)         (1,288,058)
                                         ---------       -------       -----------       -------------         -----------


    December 31, 1995                    2,943,410        29,434        13,507,155         (11,089,087)          2,447,502


    Private Placement net
    of offering expenses of $587,133       860,000         8,600         4,564,267                               4,572,867


    Exercise of options and
    warrants                               365,577         3,656         1,632,046                               1,635,702


    Net loss                                                                                  (606,377)           (606,377)
                                         ---------       -------       -----------       -------------         -----------


    June 30, 1996                        4,168,987        41,690       $19,703,468       $($11,695,464)        $ 8,049,694
                                         =========        ======       ===========       ==============        ===========


                                                          APPLIED BIOMETRICS, INC.
                                                          Statements of Cash Flows
                                                                 (Unaudited)



                                                                 Six Months Ended
                                                              June 30,        June 30,
                                                                1996            1995
                                                           ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $  (606,377)    $  (680,331)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                            44,197          32,743
       Cash flows provided by (used for) changes in:
          Accounts receivables                                 (26,350)             --
          Inventory                                           (174,857)             --
          Prepaid expenses and other assets                     28,155         (14,800)
          Accounts payable                                       4,163         (25,577)
          Accrued expenses                                      (2,751)        (17,291)
                                                           -----------       ---------
            Net cash flows used by operating
            activities                                        (790,130)       (675,656)

Cash flows from investing activities:
   Sales and maturities of short-term
     investment                                              1,769,519       1,924,518
   Purchases of short-term investment                       (4,460,126)       (902,567)
   Purchase of property and equipment                         (107,797)        (19,981)
                                                           -----------       ---------
   Net cash used in investing activities                     2,798,404       1,001,970
                                                           -----------       ---------

Cash flows from financing activities:
   Net proceeds from private placement
   of common stock                                           4,572,867              --
   Proceeds from exercise of stock options
   and warrants                                              1,635,702         125,001
                                                           -----------       ---------
   Net cash flows from financing activities                  6,208,569         125,001
                                                           -----------       ---------

   Net (decrease) increase in cash and cash equivalents      2,620,035         451,315

   CASH AND CASH EQUIVALENTS:
     Beginning of period                                       457,322         386,349
                                                           -----------     -----------

     End of period                                         $ 3,077,357     $   837,664
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

Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year 1996.

These statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1995 included in the Company's Form 10-KSB for the year ended December 31, 1995.


Note 2.

In February of 1996, the Company sold 860,000 shares of common stock in a private placement at $6.00 per share. Net proceeds to the Company, after selling agent expenses and other offering expenses of $587,133 were $4,572,867. In connection with this private placement, the Company issued warrants to purchase 86,000 common shares. These warrants are excercisable at $6.00 per share and expire in 2003.

During the first six months of 1996, options and warrants to purchase 365,577 shares of common stock were exercised. Proceeds to the Company were $1,635,702.



                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

OVERVIEW

Since its inception in 1984, the Company has been involved in the development of cardiac output monitoring products. Prior to 1992, the Company focused its resources on the development and commercialization of the TTD device. The TTD device is an endotracheal tube with an ultrasound transducer which determines cardiac output by measuring blood flow through the ascending aorta. That device was introduced in 1989 and, due to technical difficulties, the Company discontinued active marketing of the TTD device in 1991. At that time, the Company began to substantially downsize its operations and redirected its business focus to the development of the EVD probe. The EVD probe is attached by a surgeon directly to the ascending aorta or the pulmonary artery to measure cardiac output.

The Company is now primarily engaged in the development of the EVD probe, which uses the same Doppler ultrasound technology to measure cardiac output as the TTD device. The development of the EVD probe is substantially completed and the Company commenced limited shipments of its cardiac output monitoring system in the first half of 1996. The Company has been unprofitable since inception; in order to commercialize its products it will be required to make significant expenditures for research, development, marketing, sales and manufacturing and expects to incur additional operating losses for at least the next 12 months.

RESULTS OF OPERATIONS

For the three months and six months ended June 30, 1996 and 1995:

The Company began limited shipment of the EVD probe and the ABCOM 2000 monitor in the first and second quarter of 1996. These shipments were made to a small group of pediatric hospitals and a European distributor. The Company expects to expand its shipments in the second half of 1996 as it completes the EVD development and expands its manufacturing capability. The Company did not actively market any products in 1995.

For the three months and six months ended June 30, 1996, Research and Development expenses decreased $11,163 and $17,008, respectively over the same periods in 1995. This decrease is the result of the Company beginning to inventory its purchased parts in 1996 as it completes the EVD development. Prior to 1996, all purchased parts were expensed as part of the EVD development costs. The Company expects Research and Development to increase in the future as it commences redevelopment of the TTD device.

For the three months and six months ended June 30, 1996, Sales and Marketing expenses decreased slightly compared to the same periods in 1995. Overall Sales and Marketing expenses are expected to increase in the second half of 1996 as the Company expands the rollout of the EVD probe.

For the three months and six months ended June 30, 1996, General and Administrative expenses increased $44,476 and $56,807, respectively over the same time period in 1995. This increase in expenses is the result of increased personnel cost and other administrative expenses.

For the three and six months ended June 30, 1996 interest income increased $64,718 and $90,183, respectively over the same periods in 1995. This increase is the result of more funds available for investment. These additional funds resulted from the private placement of common stock in February 1996 and the exercise of options and warrants during the first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 1993, the Company funded its operations through the sale of private securities and notes from certain shareholders. In July , 1993, the Company completed an initial public offering and raised $5,137,648 in net proceeds.

In February 1996, the Company sold 860,000 shares of common stock at $6.00 per share in a private placement. Net proceeds to the Company after offering expenses of $587,133 were $4,572,867.

During the first six months of 1996, options and warrants to purchase 365,577 shares of common stock were exercised. Proceeds to the Company were $1,635,702.

Cash and short-term investments were $7,521,229 at June 30, 1996 and working capital was $7,610,773.

Although there can be no assurance, the Company believes that the remaining proceeds from the initial public offering, proceeds from the February 1996 private placement and funds generated from operations will enable the Company to meet its liquidity and capital needs for at least the next 12 months.

FORWARD LOOKING STATEMENTS

Information included in this Form 10-QSB which can be identified by use of forward-looking terminology such as "may", "will", "expect", "plan", "intend", "anticipate", "estimate", "believe", or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. The factors set forth below constitute cautionary statements identifying important factors that could cause actual results to differ materially from those in such forward-looking statements: (i) the Company's limited product revenues, history of losses and uncertainty of future results;
(ii) the uncertainty of the market acceptance of the Company's products; (iii) the Company has limited manufacturing experience and has not yet manufactured the EVD probe in commercial quantities; and (iv) the Company has limited experience marketing its products on a commercial basis.



                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings


                           NONE


Item 2.  Change in Securities


                           NONE


Item 3.  Defaults Upon Senior Securities


                           NONE


Item 4.  Submission of Matters to a Vote of Security Holders


         On May 15, 1996, Applied Biometrics, Inc. held its annual shareholders meeting. There were 3,880,970 shares of common stock eligible to vote.

         (1) The votes cast for the five directors to serve until the next annual meeting or until their successors are elected and qualify were:

                                                  FOR           WITHHELD
                  Joseph A. Marino             3,230,185            -
                  Peter R. Peterson            3,230,185            -
                  George E. Kline              3,230,185            -
                  William E. Engbers           3,230,185            -
                  Patrick Delaney              3,230,185            -


         (2) The votes cast to ratify and approve the Applied Biometrics, Inc. 1996 Stock Plan were: FOR: 2,346,046 AGAINST: 257,605 ABSTAIN: 11,957

         (3) The votes cast to ratify and approve the appointment of Price Waterhouse as independent public accountants for the Company for the year ended December 31, 1996 were:

                  FOR  3,225,785      AGAINST  1,000   ABSTAIN  3,400


Item 5.  Other Information


                           NONE


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 - Financial Data Schedule
         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Applied Biometrics, Inc.
                                     Registrant

                                     /s/ Joseph A. Marino
                                     -------------------------------------
                                         Joseph A. Marino
                                         President and
                                         Chief Executive Officer
Date:  August 5, 1995


                                     /s/ Gerald J. Prescott
                                     -------------------------------------
                                         Gerald J. Prescott
                                         Vice President and
                                         Chief Financial Officer