Form 10QSB
period 1996-09-30
APPLIED BIOMETRICS INC
filed 1996-11-05
CIK 816568

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ----- to -----

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

                                 Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At November 4, 1996, there were outstanding 4,168,987 shares of common stock, $0.01 par value.



                            APPLIED BIOMETRICS, INC.

                                Form 10-QSB Index
                               September 30, 1996

Part I:    Financial Information

Item 1.    Financial Statements

           Balance Sheets Unaudited at September 30, 1996 and
           Audited at December 31, 1995.................................. 3

           Unaudited Statements of Operations for the
           Three Month and Nine Month Periods ended September 30, 1996 and 1995...................................................... 4

           Audited Statements of Shareholder's Equity for the year
           ended December 31, 1995 and unaudited for the Nine
           Month Period ended September 30, 1996......................... 5

           Unaudited Statements of Cash Flows for the
           Nine Month Periods Ended September 30, 1996 and
           1995.......................................................... 6

           Notes to Unaudited Financial Statements....................... 7

Item 2.    Management's Discussion and Analysis or Plan
           of Operation.................................................. 8

Part II:   Other Information............................................ 10

Item 1.    Legal Proceedings............................................ 10

Item 2.    Changes in Securities........................................ 10

Item 3.    Defaults Upon Senior Securities.............................. 10

Item 4.    Submission of Matters to a Vote of Security
           Holders...................................................... 10

Item 5.    Other Information............................................ 10

Item 6.    Exhibits and Reports of Form 8-K............................. 10

Signatures.............................................................. 11



                          Part 1: Financial Information

Item 1.  Financial Statements

                            APPLIED BIOMETRICS, INC.
                                 Balance Sheets

                                                             September 30,
                                                                 1996         December 31,
                                                              (Unaudited)         1995
                                                             ------------    ------------
ASSETS
Current Assets:
    Cash and cash equivalents                                $    909,471    $    457,322
    Short-term investments                                      6,071,363       1,753,265
    Accounts receivable                                            34,089            --
    Inventory                                                     191,030            --
    Prepaid expenses and other current assets                     135,188          46,583
                                                             ------------    ------------

    TOTAL CURRENT ASSETS                                        7,341,141       2,257,170

Property and equipment, net                                       425,652         246,755
Patents and trademarks, net                                       121,680         128,566
                                                             ------------    ------------

    TOTAL ASSETS                                             $  7,888,473    $  2,632,491
                                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                   $    120,561    $    125,797
    Accrued expenses and other liabilities                         81,127          59,192
                                                             ------------    ------------

    TOTAL CURRENT LIABILITIES                                     201,688         184,989

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value, 10,000,000 shares
       authorized:  4,168,987 shares outstanding at
       September 30, 1996 and 2,943,410 shares outstanding
       at December 31, 1995                                        41,690          29,434
    Additional paid-in capital                                 19,703,468      13,507,155
    Accumulated deficit                                       (12,058,373)    (11,089,087)
                                                             ------------    ------------
    TOTAL SHAREHOLDERS' EQUITY                                  7,686,785       2,447,502
                                                             ------------    ------------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $  7,888,473    $  2,632,491
                                                             ============    ============


                            APPLIED BIOMETRICS, INC.
                            Statements of Operations
                                   (Unaudited)

                                           Three Months Ended                    Nine Months Ended
                                           ------------------                    -----------------
                                     September 30,      September 30,      September 30,     September 30,
                                         1996               1995               1996              1995
                                     -----------        -----------        -----------        -----------
Net sales                            $    34,075               --          $    77,800        $      --

Cost of sales                             17.500               --               39,375        $      --
                                     -----------        -----------        -----------        -----------

   GROSS PROFIT                           16,575               --               38,425        $      --
                                     -----------        -----------        -----------        -----------


OPERATING EXPENSES:
   Research and Development              254,778            145,984            584,518            492,732
   Sales and Marketing                    52,327             65,712            199,931            215,036
   General and Administrative            173,747            104,146            457,292            330,884
                                     -----------        -----------        -----------        -----------

   Total Operating Expenses              480,852            315,842          1,241,741          1,038,652
                                     -----------        -----------        -----------        -----------

OPERATING LOSS                          (464,277)          (315,842)        (1,203,316)        (1,038,652)

Interest income                          101,368             36,007            234,030             78,486
                                     -----------        -----------        -----------        -----------

NET LOSS                             $  (362,909)       $  (279,835)       $  (969,286)       $  (960,166)
                                     ===========        ===========        ===========        ===========

LOSS PER COMMON SHARE                $     (0.09)       $     (0.10)       $     (0.25)       $     (0.33)
                                     ===========        ===========        ===========        ===========

Weighted average common shares
outstanding                            4,168,987          2,940,330          3,832,749          2,904,154
                                     ===========        ===========        ===========        ===========


                                    APPLIED BIOMETRICS, INC.
                               STATEMENT OF SHAREHOLDERS' EQUITY

                                                                Additional
                                        Common Stock             Paid -in     Accumulated
                                    shares        amount          Capital       Deficit           Total
                               ----------------------------    ------------   ------------    ------------
December 31, 1994                 2,885,076    $     28,851    $ 13,332,736   $ (9,801,029)   $  3,560,558

     Stock options exercised         58,334             583         174,419                        175,002
     Net loss                                                                   (1,288,058)     (1,288,058)
                               ------------    ------------    ------------   ------------    ------------


December 31, 1995                 2,943,410          29,434      13,507,155    (11,089,087)      2,447,502


Private Placement, net
of offering expenses of
$587,133 (unaudited)                860,000           8,600       4,564,267                      4,572,867


Exercise of options and
warrants (unaudited)                365,577           3,656       1,632,046                      1,635,702


Net loss (unaudited)                                                              (969,286)       (969,286)
                               ------------    ------------    ------------   ------------    ------------


September 30, 1996                4,168,987    $     41,690    $ 19,703,468   $(12,058,373)   $  7,686,785
                               ============    ============    ============   ============    ============


                            APPLIED BIOMETRICS, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                               Nine Months Ended
                                                         ------------------------------
                                                          September 30,   September 30,
                                                              1996            1995
                                                         ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $  (969,286)   $  (960,166)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                           70,905         50,560
       Cash flows provided by (used for) changes in:
          Accounts receivables                                (34,089)          --
          Inventory                                          (191,030)          --
          Prepaid expenses and other assets                   (88,605)        11,725
          Accounts payable                                     (5,236)        (6,081)
          Accrued expenses                                     21,935         (7,537)
                                                          -----------    -----------
            Net cash flows used by operating
            activities                                     (1,195,406)      (911,499)
                                                          -----------    -----------
Cash flows from investing activities:
   Sales and maturities of short-term
     investment                                             2,454,567      2,577,137
   Purchases of short-term investment                      (6,772,665)    (1,187,395)
   Purchase of property and equipment                        (242,916)       (32,675)
                                                          -----------    -----------
   Net cash used in investing activities                   (4,561,014)     1,357,067

Cash flows from financing activities:
   Net proceeds from private placement
   of common stock                                          4,572,867           --
   Proceeds from exercise of stock options
   and warrants                                             1,635,702        175,002
                                                          -----------    -----------
   Net cash flows from financing activities                 6,208,569        175,002
                                                          -----------    -----------

   Net (decrease) increase in cash and cash equivalents       452,149        620,570

   CASH AND CASH EQUIVALENTS:
     Beginning of period                                      457,322        386,349
                                                          -----------    -----------

     End of period                                        $   909,471    $ 1,006,919
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

Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year 1996.

These statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1995 included in the Company's Form 10-KSB for the year ended December 31, 1995.


Note 2.

In February of 1996, the Company sold 860,000 shares of common stock in a private placement at $6.00 per share. Net proceeds to the Company, after selling agent expenses and other offering expenses of $587,133, were $4,572,867. In connection with this private placement, the Company issued warrants to purchase 86,000 common shares. These warrants are excercisable at $6.00 per share and expire in 2003.


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

The Company is now primarily engaged in the development of the EVD probe, which uses the same Doppler ultrasound technology to measure cardiac output as the TTD device. The development of the EVD probe is substantially completed and the Company commenced limited shipments of its cardiac output monitoring system during 1996. The Company has been unprofitable since inception; in order to commercialize its products it will be required to make significant expenditures for research, development, marketing, sales and manufacturing and expects to incur additional operating losses for at least the next 12 months.

RESULTS OF OPERATIONS

For the three months and nine months ended September 30, 1996 and 1995:

The Company began limited shipments of the EVD probe and the ABCOM 2000 monitor during the first nine months of 1996. These shipments were made to a small group of pediatric hospitals and foreign distributors. The Company expects to expand its shipments in the fourth quarter of 1996 as it completes the EVD development and expands its manufacturing capability. The Company did not actively market any products in 1995.

For the three months and nine months ended September 30, 1996, Research and Development expenses increased $108,794 and $91,786, respectively, over the same periods in 1995. This increase is the result of increased personnel for the development of the TTD device. The Company began to inventory its purchased parts in 1996 as it completes the EVD development. Prior to 1996, all purchased parts were expensed as part of the EVD development costs. The Company expects Research and Development to increase in the future as it commences redevelopment of the TTD device.

For the three months and nine months ended September 30, 1996, Sales and Marketing expenses decreased slightly compared to the same periods in 1995. Overall Sales and Marketing expenses are expected to increase in the future as the Company expands the rollout of the EVD probe.

For the three months and nine months ended September 30, 1996, General and Administrative expenses increased $69,601 and $126,408, respectively, over the same time period in 1995. This increase in expenses is the result of increased personnel cost, legal expenses and other administrative expenses.

For the three and nine months ended September 30, 1996 interest income increased $65,361 and $155,544, respectively, over the same periods in 1995. This increase is the result of more funds available for investment. These additional funds resulted from the private placement of common stock in February 1996 and the exercise of options and warrants during the first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 1993, the Company funded its operations through the sale of private securities and notes from certain shareholders. In July , 1993 the Company completed an initial public offering and raised $5,137,648 in net proceeds.

In February 1996, the Company sold 860,000 shares of common stock at $6.00 per share in a private placement. Net proceeds to the Company after offering expenses of $587,133 were $4,572,867.

During the first six months of 1996, options and warrants to purchase 365,577 shares of common stock were exercised. Proceeds to the Company were $1,635,702.

Cash and short-term investments were $6,980,834 at September 30, 1996 and working capital was $7,139,453.

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

              NONE


Item 5. Other Information


              NONE


Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibit 27 - Financial Data Schedule
        (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             Applied Biometrics, Inc.
                                       -------------------------------------
                                                    Registrant



                                             /s/  Joseph A. Marino
                                       -------------------------------------
                                                 Joseph A. Marino
                                                  President and
                                             Chief Executive Officer
Date:      November 4, 1996

                                             /s/  Gerald J. Prescott
                                       -------------------------------------
                                                Gerald J. Prescott
                                                Vice President and
                                              Chief Financial Officer