Form 10KSB40
period 1996-12-31
APPLIED BIOMETRICS INC
filed 1997-03-31
CIK 816568

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition period from _________ to _________

                         COMMISSION FILE NUMBER: 0-22146

                            APPLIED BIOMETRICS, INC.
                 (Name of small business issuer in its charter)

                 MINNESOTA                                 41-1508112
        (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)                Identification No.)

               501 EAST HIGHWAY 13, SUITE 108
               BURNSVILLE, MN                                  55337
               ----------------------------------------     ----------
               (Address of principal executive offices)     (Zip code)

Issuer's telephone number:  (612) 890-1123

Securities to be registered pursuant to Section 12(b) of the Act:  None

Securities to be registered pursuant to Section 12(g) of the Act:
                                                   Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES __X__  NO ____

[X] Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer had total revenues of $125,120 for its fiscal year ended December 31, 1996.

As of March 18, 1997, assuming as market value the price of 9 7/8 per share (the last sales price of the Company's Common Stock on the Nasdaq SmallCap Market), the aggregate market value of shares held by non-affiliates was $ 40,244,782.

As of March 18, 1997, the Company had outstanding 4,169,587 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders to be conducted on May 14, 1997 (the "1997 Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB, to the extent described in Part III. The 1997 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 1996.

Transitional Small Business Disclosure Format (Check One)  Yes ____  No __X__

===============================================================================



                                TABLE OF CONTENTS

PART I
                                                                        PAGE NO.
         Item 1.   Description of Business...............................  3
         Item 2.   Description of Property............................... 12
         Item 3.   Legal Proceedings..................................... 12
         Item 4.   Submission of Matters to a Vote of
                   Security Holders...................................... 12


PART II

         Item 5.   Market for Common Equity
                   and Related Stockholder Matters....................... 12
         Item 6.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations...... 13
         Item 7.   Financial Statements.................................. 14
         Item 8.   Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure................ 15

PART III

         Item 9.   Directors, Executive Officers, Promoters
                   and Control Persons; Compliance with
                   Section 16(a) of the Exchange Act..................... 15
         Item 10.  Executive Compensation................................ 15
         Item 11.  Security Ownership of Certain
                   Beneficial Owners and Management...................... 15
         Item 12   Certain Relationships and Related Transactions........ 15
         Item 13   Exhibits and Reports on
                   Form 8-K.............................................. 15

SIGNATURES............................................................... 16

FINANCIAL STATEMENTS..................................................... F-1






STATEMENTS INCLUDED IN THIS FORM 10-KSB THAT ARE NOT HISTORICAL OR CURRENT FACTS ARE "FORWARD-LOOKING STATEMENTS" MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. AMONG THESE RISKS AND UNCERTAINTIES ARE (i) THE COMPANY'S LIMITED REVENUES, HISTORY OF LOSSES AND UNCERTAINTY OF FUTURE RESULTS; (ii) THE UNCERTAINTY OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCT, THE EXTRAVASCULAR DOPPLER ("EVD") PROBE WHICH HAS RECENTLY BEEN REINTRODUCED TO THE COMMERCIAL MARKET; (iii) THE FACT THAT THE COMPANY HAS LIMITED EXPERIENCE IN MANUFACTURING THE EVD PROBE IN COMMERCIAL QUANTITIES, AND (iv) THE FACT THAT THE COMPANY HAS NOT YET DEVELOPED ITS TRANSTRACHEAL DOPPLER ("TTD") PROBE AND THERE IS NO ASSURANCE THAT IT WILL BE FULLY DEVELOPED OR COMMERCIALLY ACCEPTED IN THE FUTURE.



                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

Applied Biometrics, Inc. develops, manufactures and markets cardiac output monitoring devices for use in hospital operating rooms and intensive care units. These devices aid medical personnel in monitoring the condition of patients during actual operations and throughout the patient's recovery by providing immediate and continious information concerning cardiac output and overall efficiency of the operation of the patient's entire circulatory system, which carries oxygen and nutrients to cells of the body. Abnormally low or high cardiac output is an early sign that trouble has or could occur to a patient under anesthesia during or after surgery or to a patient in the intensive care unit.

Medical practitioners recognize the importance of measuring cardiac output (the amount of blood pumped throughout the body) in many clinical settings, which is illustrated by the fact that approximately 1.9 million cardiac output catheterizations are performed each year worldwide. The knowledge of cardiac output is important in the care of patients who are experiencing major, sudden changes in the cardiovascular system, compromise of one or more major organ systems, in the identification of patients who are at high risk for surgery and in the management of patient fluid and drug levels during surgery. Because a patient's condition and progress can change rapidly and unpredictably in the critical care environment, there is a need for an early warning signal that can alert the physician to a potentially dangerous situation and/or that measures patient response to subsequent intervention. The products developed and manufactured by the Company are designed to meet these complex needs of the critical care environment which dictates not only that information be of high quality and reliably delivered, but also be instantaneously received at relatively low cost with minimum difficulty of access and interpretation.

The Company's initial target market is the pediatric surgery market. Due to the small size of pediatric surgical patients, there is no competing product which can measure cardiac output in infants and small children. In addition, the number of pediatric surgeons is relatively small. The Company expects that the lack of competition and the small number of potential customers will allow it to quickly penetrate an important market where the utility and efficacy of the EVD probe can be demonstrated.


COMPANY PRODUCTS

In the past three years, the Company has focused its efforts primarily in developing the Extravascular Doppler ("EVD") probe, which uses the ABCOM 2000 Monitor. The Company intends, within the first half of 1997, to begin redevelopment of its Transtracheal Doppler ('TTD") device, described below.

THE EXTRAVASCULAR DOPPLER PROBE

The EVD probe, which is placed into the body during open-chest operations to monitor cardiac output during surgery and the post-operative recovery period, is a single-use disposable product that is attached by the surgeon directly to the ascending aorta. Two transducers mounted on the distal end of the EVD probe transmit an ultrasound signal through the blood vessel. The cardiac output is then computed by measuring the diameter of the blood vessel and the velocity of the blood. This provides accurate blood flow measurement during open-chest surgery and the post-operative period of intensive care. Because the EVD probe is sutured to the blood vessel, it is stationary and will not move or misdirect the ultrasound signal during use, which prevents distortion of the EVD's accuracy.

Following placement of the EVD probe, the surgical wound is closed with the EVD probe exiting through the abdomen. Cardiac output may be continuously measured for several days during the patient's stay in the intensive care unit. When monitoring is complete, the EVD probe is non-surgically removed using a patented integrated release mechanism.

The Company has experienced several problems in the development of the EVD Cardiac Output Monitoring System (EVD) that have resulted in delays in the marketing and sale of this product. These problems with the EVD have generally involved engineering, development and manufacturing issues. The Company believes that it has addressed all the problems associated with the development of the EVD and it is now selling and shipping the product to customers. However, there can be no assurances that all problems have been corrected or that further problems will not develop as the Company continues the marketing roll-out of the EVD Cardiac Output Monitoring System.

Future applications of the EVD probe may involve placement of the ultrasound probe on other vessels during surgical procedures such as vascular grafts and organ transplants. Although these and other similar applications have been considered, the method and extent of use of the EVD probe for such secondary purposes, or the materiality of revenues from such uses, have not been determined. The Company has focused its efforts on improving and refining the EVD probe so that it can meet the quality, reliability and cost-effective demands of the critical care environment. See "Research and Development".

THE TRANSTRACHEAL DOPPLER

The Company believes that its TTD system will represent a breakthrough in cardiac output monitoring technology. The first TTD device, however, was difficult to use so the Company discontinued active marketing of the first TTD device in 1991. The Company plans to begin a research and development project intended to bring the TTD device back to market in 1998, but no assurance can be given that that project will result in the re-introduction of the TTD device or that the TTD device will be successful if it is re-introduced. If the Company is able to successfully redevelop the TTD device, it is expected to become a significant contributor to sales and earnings because of the widespread interest, need and desire for such a non-invasive means of monitoring cardiac output in the critical care environment.

The TTD device is a single-use disposable endotracheal tube used during normal surgery with integrated transducers, which, when inserted into the trachea transmits an ultrasound signal through the ascending aorta to determine cardiac output. The TTD device provides a minimally invasive means of measuring cardiac output and is a clear and significant improvement over other methods such as thermodilution in which cold saline injections into the heart are typically performed every one or two hours. The TTD device can be produced in a variety of sizes for use on a wide range of patients from small children to large adults. Among the expected benefits that the TTD procedure will provide over other commonly used methods of measurement of cardiac output are the following: (i) no invasion of the vascular system or the heart (eliminates potential complications); (ii) no surgical procedure is required; (iii) no indwelling foreign body in the vascular system, major body cavity or major organ is necessary; and (iv) no saline, dye or radioactive substance is necessary for measurement.

ABCOM 2000 CARDIAC OUTPUT MONITOR

Cardiac output, as determined by both the Company's EVD probe and TTD device, is displayed on the Company's ABCOM 2000 Monitor. The ABCOM 2000 Monitor utilizes proprietary software developed by the Company to indicate cardiac output and show, in wave form, the velocity of blood and blood flow direction. It can also index cardiac output by dividing cardiac output by body surface area, has a menu instruction or prompt sequence to lead the physician through proper operation and it displays instructions concerning entry of data for the monitor. During the post-operative period, the monitor provides attending physicians and other medical personnel continuous, real-time monitoring of cardiac output. The monitor also provides trending information and feedback for the purpose of setting heart pacemakers and assessing the effect of drug therapies on cardiac output.

The Company is also developing the next generation of the ABCOM 2000 Cardiac Output Monitor. This new monitor will be used on adult patients as well as pediatric patients and is expected to increase the functionality of the TTD device.

USE OF ULTRASOUND TECHNOLOGY

A unique feature of both the EVD probe and the TTD device is that they use two modes of ultrasound technology to continuously monitor cardiac output. In one mode of operation, the diameter of the blood vessel can be measured. The ultrasound pulse is transmitted from a transducer and the ABCOM 2000 monitor measures the time between the sending of the pulse and its reflection from the near and far wall of the vessel.

In the second mode, Doppler ultrasound is used to measure the velocity of blood. This method of operation is similar to the technology underlying speed radar used by police. In this mode, the velocity of an object is determined by measuring "Doppler shift." Doppler shift is the amount by which the frequency of a sound wave is changed by the velocity of the object from which it is reflected. A common example of Doppler shift is the change in the sound of the whistle of a passing train (i.e., the sound frequency is higher when the train is approaching and lower when the train is departing). Thus, the ultrasound technology employed by the Company's products is used to monitor the cardiac output by measuring both the diameter of a blood vessel and the velocity of the blood moving throughout it.

MARKET

Generally, potential markets for the Company's products exist in all large and critical care hospitals. The products have application in the operating room, post-anesthesia recovery room and in intensive/critical care units.

The anticipated market for the EVD probe is significant primarily due to the 700,000 open chest procedures performed worldwide annually. This figure represents coronary artery bypass grafting (CABG), heart valve replacement, repairs of congenital heart defects as well as other procedures including heart transplants. The Company believes the primary long-term market for its EVD probe will be in placement of the probe on the ascending aorta for measurement of blood flow during open-chest surgery and the post-operative recovery period.

The Company is initially focusing its EVD Probe marketing efforts on the pediatric component of the open-chest market because there currently is no clinically acceptable method available for monitoring cardiac output in pediatric patients. There are approximately 250- 300 pediatric cardiovascular surgeons operating at approximately 170 centers in the United States who are responsible for performing nearly 50,000 pediatric open-chest procedures annually in the United States, representing a highly focused, easily identified and accessible market. In addition to the applications identified above, the Company believes many other applications that could open up new potential markets exist for the EVD probe where blood flow measurements are deemed necessary but are otherwise unavailable or cost prohibitive. Among the other potential applications are carotid endarterectomies, liver transplants, kidney transplants, femoral bypass, as well as many other vascular procedures. It is impossible to predict whether and to what extent such markets will develop.

The Company believes that the TTD device will have a larger potential market than the EVD probe because it could be used in almost every procedure where an endotracheal tube is inserted. Intubation, as such insertion is called, is routinely used in critical care situations, surgeries, post-operative recovery and intensive care. The anticipated market for the TTD device is the 16 million U.S. and 30 million worldwide procedures that include an potential endotracheal tube. The percentage of this potential market that can be captured by the Company is unknown. If the Company can successfully develop the TTD device, it believes that the less invasive nature of the TTD device may result in an increase in the number of procedures during which cardiac output is monitored.

SALES AND MARKETING

The Company has a Vice President of Sales and Marketing who is responsible for developing independent sales representatives and direct Company salespersons. The Company presently has three independent sales representatives and one direct sales-person that assist in seeking sales in the U.S. market. They are located in major metropolitan areas, including New York City, Los Angeles, Dallas, and Chicago. The Company intends to engage direct sales persons and additional independent representatives for the remaining market for its products in the United States. In addition, the Company presently has relationships with sales distribution organizations in Europe, Japan, and the Middle East.

The Company believes that the TTD device can be effectively sold through the distribution network that it intends to further develop to sell the EVD probe. The TTD device is expected to be reintroduced to the marketplace after it has been redeveloped.

Several professional papers have been written and presented on the subject of the efficacy of continuous cardiac output monitoring using a Doppler ultrasound probe. Those papers have generally indicated ultrasound technology is an efficacious and promising method for monitoring continuous cardiac output. The Company believes that such papers are beneficial and it intends to continue to encourage the publication of such papers on the Company's products by individuals believed to be influential in their areas of specialty.

INDUSTRY ECONOMICS

Government imposed payment rates for related treatment groups and prospective reimbursement programs provide economic incentives for health care institutions to reduce operating costs, a major departure from the former cost-plus system. In essence, the health care industry is now faced with a fixed reimbursement for the treatment of a specific illness or procedure performed, which encourages health care institutions to be more efficient and productive. Therefore, the more cases that can be treated below the designated rate with less costly procedures and shorter hospital stays, the higher the level of profitability that can be attained.

As a result of these reimbursement programs, some hospitals and other health care institutions tend to avoid expensive technology in ancillary services and have adopted a slower, more cost conscious approach to the utilization of new techniques and equipment. While the present health case economic environment may make it more difficult to introduce new products such as those that the Company intends to market, it should increase the level of acceptance of new products that are relatively inexpensive and increase efficiency and productivity. The Company believes, but cannot assure, that clinical studies will prove that both the EVD probe and the TTD device will provide cost advantages over the most frequently used method of determining cardiac output, the thermodilution method. Those cost advantages should result from the decreased cost of actually performing the monitoring procedure, as well as the possible benefit of decreased patient complications and shorter time required to recover as a result of continuous cardiac output monitoring using a less invasive device. While the Company is not aware of any significant reluctance on the part of the government or other health care insurers to provide reimbursement for the procedures performed with its products, future regulation and uncertainty among health care institutions about the direction of reimbursement rates could adversely effect the marketing efforts of the Company. See "Competition."

The federal and state governments are presently considering comprehensive reforms of the system of delivering medical services in the United States and the costs involved. The Company cannot predict what the effect will be of any particular policy which is proposed or adopted. Nonetheless, management believes that, since its products are more cost effective in monitoring cardiac output than competitive technologies, it may be able to benefit from a policy which encourages lower costs.

COMPETITION

There are several companies and institutions that are larger and have more resources than those of the Company which have developed and are developing technologies to measure cardiac output that compete with the Company's products. These include most prominently Edwards Critical-Care, a division of Baxter Healthcare Corporation, the chief manufacturer of thermodilution devices; Spectramed Inc., a division of British Oxygen Company; and Abbott Critical Care. All of these companies make and sell catheters, thermodilution cardiac monitors and peripheral products used to measure cardiac output by the thermodilution method, the method used in the vast majority of cases to measure cardiac output. Each of them has more financial resources and is better able than the Company to distribute their products.

The Company knows of no products that have been commercially offered to the medical community that are similar to the Company's products in their underlying technology and application. The Company's TTD device and EVD probe are proprietary and the subject of patents. For this reason, and the fact that development of such products is costly and time-consuming, the Company believes that it will have few direct competitors in the near future.

The lack of invasion of the vascular system by the EVD probe and its ability to provide continuous cardiac output measurements on a real-time basis provide additional potential cost benefits. Patients may require less time in the hospital and/or the intensive care unit if their condition is not adversely affected by the introduction of a catheter to their vascular system and if physicians are able to use the continuous cardiac output information to make more timely diagnoses and apply more effective therapies. Those potential cost advantages could lead to higher profits for health care providers whose reimbursement is limited by government or private reimbursement rates. However, no assurance can be given that the perceived cost advantages of the EVD probe over the thermodilution method, or any other method, will be realized. See "Industry Economics."

RESEARCH AND DEVELOPMENT

The Company's research and development expenditures were $894,517 and $689,354 in 1996 and 1995, respectively. These funds were used primarily to develop the EVD probe. The Company expects its research and development expenditures to increase in 1997. Although the Company believes the development of the EVD probe is substantially complete, the Company believes that further refinements will be made to the probe as the Company receives feedback from the users of this product.

The Company's current and planned research and development expenditures relate to the refinement of the EVD probe and development of the TTD device. The Company is also currently upgrading the electronics and software used in the ABCOM 2000 Monitor. Those upgrades are initially intended to benefit the EVD probe, but they are also expected to increase the functionality of the TTD device.

The Company's immediate goal for the EVD probe is to continue to refine this device until it is viewed by the industry as a consistently accurate and reliable device for monitoring cardiac output. After this goal is achieved, the Company will begin to identify other applications and potential modifications for the EVD probe that address the needs of the critical care environment. To bring these other applications to market, if it can be done, additional research and development will be necessary.

The Company anticipates that the redevelopment of the TTD device will require approximately 12 months of actual development time, during which time approximately $l,000,000 is expected to be spent on the project. There can be no assurance that the Company can successfully redevelop the TTD device. The TTD device has already been cleared by the FDA for commercial sale. See -- "Government Regulation."

GOVERNMENT REGULATION

All new medical devices, including the Company's products, are subject to a premarket notification process pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act. The 510(k) notification filing must contain information that establishes that the new product is substantially equivalent to an existing device that has been continuously marketed since May 28, 1976. The United States Food and Drug Administration ("FDA") must either deny the 510(k) submission, request further information or approve the submission. Products that are not eligible to receive approval through the FDA's premarket notification process are subject to the FDA's much lengthier and more complex premarket approval procedures.

FDA regulations classify medical devices into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with labeling and record-keeping requirements and are subject to other general controls. Class II devices are subject to performance standards in addition to general controls. Class III devices are those devices for which premarket approval (as distinct from premarket notification) is required to assure the devices' safety and effectiveness prior to commercial distribution. All companies subject to FDA regulation must comply with a variety of rules, including the FDA's Good Manufacturing Practice regulations, and are subject to periodic inspections by the FDA and other applicable agencies. If the FDA believes that its regulations have not been fulfilled, it may implement extensive enforcement powers which were strengthened by the enactment of the Safe Medical Devices Act of 1990. The FDA's powers include, but are not limited to, the ability to ban products from the market, prohibit the operation of manufacturing facilities and effect recalls of products from customer locations.

The Company has received 510(k) clearance to market the EVD probe and the TTD device. The Company does not presently believe it will be required to submit new 510(k) notifications covering the redesigned TTD device. To date, all of the Company's products have been classified as Class II devices.

In addition to requiring clearance for new products, the FDA's rules may require a filing and waiting period prior to marketing modifications of existing products. After clearance is given, the Company is required to advise the FDA and offer regulatory agencies of significant modifications to its products, and those agencies have the power to withdraw the clearance and require the Company to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness or recall, repair, replace or refund the cost of the medical device if it is shown to be hazardous or defective or otherwise misbranded or adulterated.

No assurance can be given that the FDA or other regulatory authorities will give, on a timely basis, if at all, the requisite approvals for the pediatric version of the EVD probe, the redesigned TTD device, or any other medical products developed by the Company in the future. Even if approvals are received, the process of obtaining clearance to market medical products is costly and time consuming and can delay the marketing and sale of the Company's products. Further, federal, state, foreign and other regulations regarding the manufacture and sale of medical devices are subject to change. The Company cannot predict what impact such changes, if any, might have on its business.

MANUFACTURING AND OPERATIONS

The Company's EVD Probe consists of two ultrasound transducers which are positioned at the end of an electrical connector that is attached to the Company's ABCOM 2000 Monitor. The TTD device consists of an ultrasound transducer which is inserted into the trachea through a single-use disposable endotracheal tube. The Company manufactures and assembles the EVD Probe, the TTD device and the ABCOM 2000 Monitor at its facilities in Burnsville, Minnesota. Certain of the components of the Company's products are manufactured by a third party vendor or are off-the-shelf components.

The Company intends to seek ISO 9001 certification, which certification shows compliance of the Company's manufacturing facilities with European standards for quality assurance and manufacturing process control. The Company also intends to establish compliance with the applicable requirements that will allow it to affix the CE Mark to its product.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

The Company has received five U.S. patents, two Canadian patents and one European patent which relate primarily to devices and methods used to measure blood flow through a major mammalian artery using ultrasound technology. A patent application has been allowed in Japan and a patent has been granted in six European countries through the European Patent Convention (the "EPC") relating to certain of the U.S. patents issued on the TTD device. Another TTD device patent application is currently pending in Japan and Europe.

The Company has also received a U.S. patent relating primarily to the release mechanism employed by the EVD probe. An international patent application related to the issued EVD probe patent is currently pending in various countries. There can be no assurance that patents will issue on products developed by the Company in the future, that the patents issued to the Company in the past or in the future will be of material benefit, or that the Company will have sufficient resources to enforce its patent rights. Nor can there be any assurance that the Company's products do not infringe on patents, copyrights or other proprietary information known or claimed by others, or that others will not successfully utilize part of or all of the Company's technologies without compensation to the Company. If the Company is found to have infringed on the rights of a third party, the Company may be unable to market its products without a license from such third party. There is no assurance that the Company would be able to obtain such a license on satisfactory terms, or at all.

The Company also relies for protection of trade secrets and proprietary know-how on its internal security and secrecy measures and on the employment agreements requiring employees and agents of the Company to observe the confidentiality of Company information and to assign to the Company inventions developed in the course of work for the Company.

EMPLOYEES

The Company currently has twenty-two full-time employees, of whom nine are engaged in research and development, three in sales and marketing, four in general administration and six in manufacturing. The employees are not represented by any unions and the Company believes that relations with its employees are satisfactory.

                        EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names and ages of the Company's executive officers together with all positions and offices held with the Company by such executive officers. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Shareholders and until their successors have been elected and have qualified.

    NAME                   AGE       POSITION WITH COMPANY
    ----                   ---       ---------------------

    Joseph A. Marino       45        Chairman of the Board of Directors,
                                     Chief Executive Officer, and President

    Peter Buonomo          36        Vice President of Sales and Marketing

    Gerald J. Prescott     56        Vice President and Chief Financial Officer

Joseph A. Marino has served as Chairman of the Board of Directors of the Company since April 1993 and as Chief Executive Officer and President of the Company since January 1994. Mr. Marino served as President and Chief Executive Officer of Biomedical Dynamics Corporation, a manufacturer of disposable medical products, from 1980 to December 1994. From 1977 to 1983, he was Director of the Patient Monitoring Department at the University of Minnesota Hospitals, a clinical department that provided invasive pressure monitoring and critical care support services. He has been a director of the Company since July 1992.

Peter Buonomo has served as the Company's Vice President of Sales and Marketing since July 1996, Vice President of Marketing since December 1995, and Director of Marketing from May 1994 to December 1995. For the past ten years Mr. Buonomo has held various positions in the medical field as a National Sales Trainer, Regional Sales Manager, Product Manager, and Director of Marketing. He has been employed by American Management Association and Vital Signs/Biomedical Dynamics.

Gerald J. Prescott has served as Vice President and Chief Financial Officer of the Company since March 1996 and as a consultant to the Company from December 1994 to March 1996. Prior to joining the Company, Mr. Prescott served as Vice President, Chief Financial Officer of Biomedical Dynamics Corporation, a manufacturer of disposable medical products, from May 1986 to December 1994. Mr. Prescott is a CPA and has a master's degree in accounting from the Wharton School at the University of Pennsylvania.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company's executive offices and manufacturing facilities are located at 501 East Highway 13, Suite 108, Burnsville, Minnesota 55337, a suburb of Minneapolis. The Company leases approximately 11,900 square feet of office, manufacturing and warehouse space at such address for $4,793 per month plus common area maintenance and real estate taxes. The lease extends through March 31, 1999. The Company believes that its present facilities will be adequate to serve its needs for the next several years.


ITEM 3.           LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the-counter market and quoted on the Nasdaq SmallCap Market under the Symbol "ABIO." The following table sets forth the high and low bid prices of the Company's Common Stock for the periods indicated. The bid quotations represent interdealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.
                                       1996                         1995
                                       ----                         ----
      Quarter                   High         Low              High        Low
      -------                   ----         ---              ----        ---

First Quarter                   13            7 1/2           4 3/4       2 7/8

Second Quarter                  23 1/4       11 1/4           6 1/8       2 3/4

Third Quarter                   17 1/2        9 3/4           7 3/4       6

Fourth Quarter                  15 1/8       11 1/2           9 3/4       7 1/8


On March 18, 1997, the last sales price of the Common Stock was $ 9 7/8 per share. At March 18, 1997, there were approximately 108 record holders and an additional 1394 beneficial holders of the Company's Common Stock.

The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The Company presently expects to retain its earnings to finance the development and expansion of its business. The payment by the Company of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS.

         1996 Compared to 1995

NET SALES. The Company had net sales of $125,120 for the year ended December 31, 1996 compared to $0 sales in the year ended December 31, 1995. The Company completed the development of the EVD Probe and the ABCOM 2000 monitor in the late 1996 and began limited shipments of these products. These shipments were made to a small group of pediatric hospitals and foreign distributors. The Company plans to commence a full marketing rollout of the product in the first half of 1997 as it expands its distribution network and manufacturing capacity.

GROSS PROFIT. The Company's gross profit margin as a percentage of net sales was 50.5% in 1996. The Company believes that these margins are not necessarily representative of the margins that it will realize in the future.

RESEARCH AND DEVELOPMENT. Research and Development expenses increased 29.8% to $894,817 for the year ended December 31, 1996 from $689,394 for the year ended December 31, 1995. This increase resulted from the addition of several new engineering personnel as it commenced development of a new generation ABCOM monitor and the redevelopment of the TTD device. The Company expects research and development expenses to increase in 1997 as it adds additional personnel and expands the roll-out of the EVD probe.

SALES AND MARKETING. Sales and Marketing expenses decreased 15.4% to $249,180 for the year ended December 31, 1996 from $294,571 for the year ended December 31, 1995. This decrease was the result of the resignation of its Vice President of Sales in mid 1996. The Company expects sales and marketing expenses to increase in 1997 as it adds additional personnel and expands the rollout of the EVD probe.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses increased 38.7% to $613,041 for the year ended December 31, 1996 from $441,960 for the year ended December 31, 1995. This increase was the result of increased personnel, including a Chief Financial Officer, and other administrative expenses associated with a higher level of activity. General and administrative expenses are expected to increase in 1997 as the Company's business activity expands.

INTEREST INCOME. Interest Income increased to $324,632 for the year ended December 31, 1996 from $137,827 for the year ended December 31, 1995, primarily as a result of more funds available for investment. The additional funds came from a private placement of common stock in February 1996 and from the exercise of stock options and warrant throughout the year.

         1995 Compared to 1994

NET SALES. The Company did not actively market any products in 1995 or 1994.

RESEARCH AND DEVELOPMENT. Research and Development expenses decreased 29.2% to $689,354 for the year ended December 31, 1995 from $973,535 for the year ended December 31, 1994. This decrease is the result of a planned reduction in personnel.

SALES AND MARKETING. Sales and Marketing expenses increased 1.5% to $294,571 for the year ended December 31, 1995 from $290,273 for the year ended December 31, 1994.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses decreased 9.4% to $441,960 for the year ended December 31, 1995 from $487,658 for the year ended December 31, 1994. This decrease is the result of personnel cost reductions.

INTEREST INCOME. Income interest income decreased slightly in 1995 as a result of a decrease in funds available for investments.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 1993 the Company funded its operation through the sale of private securities and notes from certain shareholders. In July 1993 the Company completed an initial public offering of common stock and raised $5,137,648 in net proceeds.

In February 1996, The Company sold 860,000 shares of common stock at $6.00 per share in a private placement. Net proceeds after offering expenses of $587,133 were $4,572,867. During 1996, options and warrants to purchase 365,577 shares of common stock were exercised with net proceeds to the Company were $1,635,702.

Cash and short-term investments were $6,374,452 at December 31, 1996 and working capital was $6,639,820. The Company used $1,652,168 of cash in its operating activities including a net loss of $1,368,961, an increase in inventory of $222,476 and an increase in prepaid expenses and other current assets of $180,082.

The Company believes that its existing cash, cash equivalents and short-term investments together with funds generated from operations will enable the Company to meets its liquidity and capital needs for the next 12 months.

ITEM 7.           FINANCIAL STATEMENTS

The financial statements of the Company are included herein following the signatures, beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required under this Item with respect to directors is contained in the Section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in May 1997 ("1997 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.

Information concerning executive officers is set forth in the Section entitled "Executive Officers of the Company" in Part I of this Form 10-KSB pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-B.

ITEM 10           EXECUTIVE COMPENSATION

Information required under this item is contained in the section entitled "Executive Compensation" in the 1997 Proxy Statement and is incorporated herein by reference.

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 13           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits. See "Exhibit Index" on the page following the Financial
     Statements.

(b)  Reports on Form 8-K. None.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Applied Biometrics, Inc.
                                   ("Registrant")

Dated:   March 25, 1997            By:      /s/ Joseph A. Marino
                                      ---------------------------------------
                                      Joseph A. Marino
                                      Chairman, Chief Executive Officer, and
                                      President (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on March 25, 1997 by the following persons on behalf of the Registrant, in the capacities indicated.

Each person whose signature appears below constitutes and appoints JOSEPH A. MARINO and PATRICK DELANEY as his true and lawful attorneys-in-fact and agents, each acting alone, with the full power of substitution and resubstitution , for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes and he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature                           Title
---------                           -----


     /s/ Joseph A Marino            Chairman, Chief Executive Officer, and
-----------------------------       President
      Joseph A. Marino


     /s/ William E. Engbers         Director
-----------------------------
      William E. Engbers


     /s/ Patrick Delaney            Director
-----------------------------
      Patrick Delaney


     /s/ George Kline               Director
-----------------------------
      George Kline


     /s/ Gerald I. Prescott         Vice President and Chief Financial Officer
-----------------------------       (Principal Financial and Accounting Officer)
     Gerald I. Prescott




                            APPLIED BIOMETRICS, INC.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



                            APPLIED BIOMETRICS, INC.
                                  BALANCE SHEET

                                                                                                     December 31,
                                                                                             1996                     1995
------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
         Cash and cash equivalents                                                      $    741,661               $   457,322
         Short-term investments                                                            5,632,791                 1,753,265
         Accounts receivable                                                                  19,417                         -
         Inventory                                                                           222,476                         -
         Prepaid expenses and other current assets                                           226,665                    46,583
------------------------------------------------------------------------------------------------------------------------------
                  Total current assets                                                     6,843,010                 2,257,170

Property and equipment, net                                                                  528,398                   246,755
Patents, net                                                                                 109,307                   118,981
Other assets                                                                                   9,585                     9,585
-------------------------------------------------------------------------------------------------------------------------------
                  Total assets                                                          $  7,490,300               $ 2,632,491
===============================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Trade accounts payable                                                         $    126,257               $   125,797
         Accrued expenses and other liabilities                                               76,933                    59,192
-------------------------------------------------------------------------------------------------------------------------------
                  Total current liabilities                                                  203,190                   184,989
-------------------------------------------------------------------------------------------------------------------------------

Commitments (Note 7)

Shareholders' equity:
         Common stock, $.01 par value, 10,000,000 shares
           authorized, 4,168,987 and 2,943,410 shares issued
           and outstanding, respectively                                                      41,690                    29,434
         Additional paid-in capital                                                       19,703,468                13,507,155
         Accumulated deficit                                                             (12,458,048)              (11,089,087)
-------------------------------------------------------------------------------------------------------------------------------
                  Total shareholders' equity                                               7,287,110                 2,447,502
-------------------------------------------------------------------------------------------------------------------------------
                  Total liabilities and shareholders' equity                            $  7,490,300               $ 2,632,491
===============================================================================================================================


                 See accompanying notes to financial statements.



                            APPLIED BIOMETRICS, INC.
                             STATEMENT OF OPERATIONS

                                                                        Year Ended December 31,
                                                                    1996                     1995
-----------------------------------------------------------------------------------------------------------
Net sales                                                     $    125,120              $      -
Cost of goods sold                                                  61,975                     -
-----------------------------------------------------------------------------------------------------------
                  Gross profit                                      63,145                     -

Operating expenses:
         Research and development                                  894,517                   689,354
         Sales and marketing                                       249,180                   294,571
         General and administrative                                613,041                   441,960
-----------------------------------------------------------------------------------------------------------
                  Total operating expenses                       1,756,738                 1,425,885
-----------------------------------------------------------------------------------------------------------

                  Loss from operations                          (1,693,593)               (1,425,885)

Interest income                                                    324,632                   137,827
-----------------------------------------------------------------------------------------------------------
                  Net loss                                    $ (1,368,961)             $ (1,288,058)
===========================================================================================================

Loss per common share                                         $       (.35)             $       (.44)
===========================================================================================================

Weighted average common shares outstanding                       3,917,268                 2,914,049
===========================================================================================================


See accompanying notes to financial statements.



                            APPLIED BIOMETRICS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                                               Additional
                                                Common Stock                    Paid-in               Accumulated
                                         Shares             Amount              Capital                Deficit
------------------------------------------------------------------------------------------------------------------
December 31, 1994                       2,885,076          $   28,851        $   13,332,736        $   (9,801,029)

   Exercise of stock options               58,334                 583               174,419                    -

Net loss                                       -                   -                     -             (1,288,058)
------------------------------------------------------------------------------------------------------------------

December 31, 1995                       2,943,410              29,434            13,507,155           (11,089,087)

   Private placement of common
   stock, net of offering expenses
   of $587,133.                           860,000               8,600             4,564,267                    -

   Exercised of stock options
   and warrants                           365,577               3,656             1,632,046                    -

 Net Loss                                      -                   -                     -             (1,368,961)
------------------------------------------------------------------------------------------------------------------

December 31, 1996                       4,168,987           $  41,690        $   19,703,468        $  (12,458,048)
==================================================================================================================

See accompanying notes to financial statements.




                            APPLIED BIOMETRICS, INC.
                             STATEMENT OF CASH FLOWS

                                                                                             Year Ended December 31,
                                                                                           1996                  1995
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                     $ (1,368,961)         $ (1,288,058)
         Adjustments to reconcile net loss to net cash used by
           operating activities:
                  Depreciation and amortization                                            120,567                72,907
                  Cash flows provided by (used for) changes in:
                    Accounts receivable                                                    (19,417)                    -
                    Inventory                                                             (222,476)                    -
                    Prepaid expenses and other current assets                             (180,082)               30,831
                    Trade accounts payable                                                     460                31,999
                    Accrued expenses and other liabilities                                  17,741               (17,062)
-------------------------------------------------------------------------------------------------------------------------
                                    Net cash used by operating activities               (1,652,168)           (1,169,383)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sales and maturities of short-term investments                                  3,874,633             3,584,748
         Purchases of short-term investments                                            (7,754,159)           (2,461,631)
         Purchases of property and equipment                                              (392,536)              (57,763)
-------------------------------------------------------------------------------------------------------------------------
                                    Net cash provided (used) by investing activities    (4,272,062)            1,065,354
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from private placement of common stock                             4,572,867                     -
         Proceeds from exercise of stock options and warrants                            1,635,702               175,002
-------------------------------------------------------------------------------------------------------------------------
                                    Net cash provided by financing activities            6,208,569               175,002
-------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                  284,339                70,973

Cash and cash equivalents at beginning of year                                             457,322               386,349
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                              $    741,661          $    457,322
=========================================================================================================================


See accompanying notes to financial statements.



                            APPLIED BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Applied Biometrics, Inc. (the "Company") was incorporated in November, 1984 and is engaged in the development, manufacturing, and marketing of medical diagnostic equipment for hospital operating rooms and intensive care units. The Company has developed and obtained patents for significant aspects of two continuous cardiac output monitoring devices which use Doppler ultrasound to measure cardiac output.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - Cash equivalents are highly liquid marketable securities with original maturities of three months or less.

SHORT-TERM INVESTMENTS - Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase. At December 31, 1996 and 1995, all short-term investments are considered available for sale as the Company does not have the intent or ability to hold these securities to maturity.

The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. The cost of securities sold is based on the specific identification method.

Inventory - Inventory is stated at the lower of cost (first-in-first-out basis) or market.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost with depreciation computed using the straight line method over the estimated useful lives of the assets. Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

PATENTS - The costs of applying for patents are capitalized and amortized on a straight-line basis over 17 years. The recoverability of unamortized patent costs is assessed on an ongoing basis by comparing anticipated undiscounted future cash flows from the related products to net book value.

RESEARCH AND DEVELOPMENT - The costs of Research and Development are expensed as incurred.

INCOME TAXES - Income taxes are accounted for using the liability method. The liability method requires the recognition of deferred tax assets and liabilities for differences between the financial reporting and income tax bases of the Company's assets and liabilities.

LOSS PER COMMON SHARE - Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents, consisting of shares which might be issued upon exercise of stock options and warrants, are not included in weighted average common shares outstanding in years where losses are reported since their inclusion would be anti-dilutive.

NOTE 2 - SHORT-TERM INVESTMENTS


The following is a summary of short-term investments:            December 31,
                                                         1996                     1995
           -------------------------------------------------------------------------------
           Debt securities:
                    U.S. Treasury obligations        $  3,315,615              $   313,483
                  Certificates of deposit                 650,000                  539,786
                  U.S. Government Agency                1,165,120                  598,746
                  Mortgage-backed securities                  -                     89,762
                  Corporate debt securities               502,056                      -
           -------------------------------------------------------------------------------
                                                        5,632,791                1,541,777
           Equity securities                                  -                    211,488
           -------------------------------------------------------------------------------
           Total short-term investments              $  5,632,791              $ 1,753,265
           ===============================================================================



The estimated fair value of each investment approximates cost (amortized cost for debt securities) and, accordingly, there are no unrealized gains or losses as of December 31, 1996 or 1995.

The estimated fair value of debt securities available for sale by contractual maturity as of December 31, 1996 is as follows:

                 Due within one year                      $ 3,866,268
                 Due after one year through five years      1,766,523
                 ----------------------------------------------------
                                                          $ 5,632,791
                 ====================================================

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is comprised as follows at December 31,

                                                          1996               1995
              -----------------------------------------------------------------------
              Machinery and equipment                $   630,332        $    252,439
              Furniture and fixtures                      72,051              66,883
              Leasehold improvements                      69,888              63,690
              -----------------------------------------------------------------------
                                                         772,271             383,012
              Less:  Accumulated depreciation           (243,873)           (136,257)
              -----------------------------------------------------------------------
                                                     $   528,398        $    246,755
              =======================================================================


NOTE 4 - PATENTS

Patents are comprised as follows at December 31,

                                                          1996              1995
              -----------------------------------------------------------------------

              Patents                                $   156,564        $   156,564
              Less:  Accumulated amortization            (47,257)           (37,583)
              -----------------------------------------------------------------------
                                                     $   109,307        $   118,981
              =======================================================================


NOTE 5 - COMMON STOCK OPTIONS AND STOCK WARRANTS

The Company has stock option plans (Plans) which permit granting of both qualified and non-qualified stock options to employees, directors, officers and others. At December 31, 1996, a total of 691,967 stock options were outstanding under the Plans. The Board of Directors is authorized to grant an additional 57,500 shares of common stock under the Plans. Options have been granted at an option price per share equal to or greater than the fair value at the date of the grant. The options generally vest over a three to five year period and expire after seven to ten years.

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation" in 1996. As allowed by FAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and accordingly, does not recognize compensation expense related thereto. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by FAS 123, net loss and net loss per share would have been increased to the pro forma amounts indicated in the following table:

                                                  1996               1995
                                                  ----               ----
          Net loss - as reported             $  (1,368,961)       $  (1,288,058)
          Net loss - pro forma               $  (1,999,059)       $  (1,405,861)
          Net loss per share - as reported   $    (0.35)          $    (0.44)
          Net loss per share - pro forma     $    (0.51)          $    (0.48)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                    1996              1995
                                                    ----              ----
           Expected dividend level                  0.0%              0.0%
           Expected stock price volatility          55.0%             55.0%
           Risk-free interest rate                  6.20%             6.20%
           Expected life of options                 4-6 yrs.          4-6 yrs.

The table below summarizes all stock option activity:

                                                                                                            Weighted
                                                     Number                   Exercise Price                Average
                                                    of Shares                   Per Share                Exercise Price
         --------------------------------------------------------------------------------------------------------------

         Outstanding at December 31, 1994            553,068                  $  3.00-$60.00                $  4.77
           Granted                                    59,500                  $  3.125-$9.00                $  8.51
           Canceled                                   (6,100)                 $  4.50-$60.00                $ 13.40
           Exercised                                 (58,334)                          $3.00                $  3.00
         --------------------------------------------------------------------------------------------------------------

         Outstanding at December 31, 1995            548,134                  $  3.00-$60.00                $  5.27
           Granted                                   220,000                  $11.75-$12.625                $ 12.11
           Canceled                                   (5,400)                 $  6.56-$60.00                $ 10.52
           Exercised                                 (70,767)                 $   3.00-$9.00                $  5.17
         --------------------------------------------------------------------------------------------------------------

         Outstanding at December 31, 1996            691,967                  $3.125-$12.625                $  7.41
         ==============================================================================================================

         Exercisable at December 31, 1996            472,133
         ==============================================================================================================


The following table summarizes additional information related to stock options outstanding at December 31, 1996:

                                       Outstanding Options                    Options Exercisable
                               -----------------------------------       ----------------------------
                                                                         Weighted                         Weighted
                                 Number           Weighted Average       Average        Number            Average
         Range of              Outstanding        Remaining              Exercise       Exercisable       Exercise
         Exercise Prices       at 12/31/96        Contractual Life       Price          at 12/31/96       Price
         ---------------------------------------------------------------------------------------------------------
         $ 3.00 - $  6.56        417,667           5.64 years            $  4.56         376,003          $  4.50
         $ 9.00 - $12.625        274,300           6.77 years            $ 11.51         96,130           $11.02



NOTE 6 - INCOME TAXES

The Company has available net operating loss carryforwards which begin to expire in 2004. As a result of limitations imposed under Section 382 of the Internal Revenue Code (IRC), both the annual amount and timing of utilization of these carryforwards are limited. Therefore, the Company effectively has a total net operating loss carryforward of approximately $6,250,000. Of this amount, approximately $835,000 is subject to limitation and may be utilized at a rate of approximately $57,000 per annum. In the event of additional common stock issuances, the Company's net operating loss carryforward may be subject to further limitations pursuant to Section 382 of the IRC.

At December 31, 1996 the Company has approximately $ 6,162,000 of available loss carryforwards and net temporary differences available to offset taxable income in future periods. At existing tax rates, the future benefit approximates $2,465,000. A valuation allowance has been established for the entire net tax benefit associated with all carryforwards and temporary differences at December 31, 1996 as their realization is not "more likely than not". The composition of expected future tax benefits is as follows:

                                                                December 31,
                                                      1996                       1995
                  ------------------------------------------------------------------------
                  Loss carryforward              $   2,500,000             $   1,938,000
                  Temporary differences:
                           Patent amortization         (65,000)                  (55,000)
                           Other                        30,000                    25,000
                  ------------------------------------------------------------------------
                                                     2,465,000                 1,908,000
                  Less:  Valuation allowance        (2,465,000)               (1,908,000)
                  ------------------------------------------------------------------------
                                                 $         -               $         -
                  ========================================================================


NOTE 7 - LEASE COMMITMENTS

In February, 1994, the Company entered into a five year lease arrangement for a facility in Burnsville, Minnesota. The future minimum payments under this lease are as follows:

                                                                      Operating
                          Year Ending December 31,                      Leases
                  --------------------------------------------------------------

                                  1997                                $   57,516
                                  1998                                    57,516
                                  1999                                    14,379
                  --------------------------------------------------------------
                                  Minimum lease payments              $  129,411
                  ==============================================================

Rental expense under operating leases, including common area maintenance and real estate tax, was $95,376 and $91,452 during the years ended December 31, 1996 and 1995, respectively.



                        Report of Independent Accountants

To the Board of Directors
  and Shareholders of
  Applied Biometrics, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Applied Biometrics, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Minneapolis, Minnesota
February 12, 1997



                                  EXHIBIT INDEX

EXHIBIT
   NO.                              DESCRIPTION
   ---                              -----------
3.1 Restated Articles of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company's annual report on Form 10 K for the fiscal year ended December 31, 1994).

3.2               Bylaws of the Company (incorporated by reference to Exhibit
                  3.2 to the Company's Registration Statement on Form SB-2, Commission File No. 33-63754C (the "Form SB-2")).

10.1 Lease dated February 8, 1994 by and between the Company and American Industrial Properties REIT (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.2 Employment Agreement between the Company and Joseph A. Marino dated as of May 7, 1993, as amended by Amendment No. 1 to Employment Agreement dated July 1, 1994 (incorporated by reference to Exhibit 10.11 to the Company's Form SB-2 and
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the "September 1994 Form 10-Q"), respectively).

10.3 Applied Biometrics, Inc. 1987 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Form SB-2).

10.4 Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Form SB-2).

10.5 Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company's Form SB-2).

10.6 Amendment No. 2 to Agreement Regarding Confidential Information and Intellectual Property between the Registrant and Claire T. Hovland dated June 15, 1993 (incorporated by reference to Exhibit 10.10 to the Company's Form SB-2).

10.7 Applied Biometrics, Inc. 1994 Stock Plan (incorporated by reference to Exhibit 10.1 to the September 1994 Form 10-Q).

23.1              Consent of Price Waterhouse

24.1              Powers of Attorney (included on signature page).

27                Financial Data Schedule