Form 10QSB
period 1997-03-31
APPLIED BIOMETRICS INC
filed 1997-05-02
CIK 816568

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

         At April 26, 1997, there were outstanding 4,169,587 shares of common stock, $0.01 par value.


                                BIOMETRICS, INC.

                                Form 10-QSB Index
                                 March 31, 1997

                                                                         Page
                                                                         ----
Part I:    Financial Information ......................................   3

Item 1.    Financial Statements .......................................   3

           Balance Sheets Unaudited at March 31, 1997 and
           Audited at December 31, 1996 ...............................   3

           Unaudited Statements of Operations for the
           Three Month Periods ended March 31, 1997 and
           1996 .......................................................   4

           Statement of Shareholders' Equity for year ended
           December 31, 1996 and for the Three Month Period
           ended March 31, 1997 (unaudited) ...........................   5

           Unaudited Statements of Cash Flows for the
           Three Month Periods Ended March 31, 1997 and
           1996 .......................................................   6

           Notes to Unaudited Financial Statements ....................   7

Item 2.    Management's Discussion and Analysis or Plan
           of Operation ...............................................   8

Part II:   Other Information ..........................................  10

Item 1.    Legal Proceedings ..........................................  10

Item 2.    Changes in Securities ......................................  10

Item 3.    Defaults Upon Senior Securities ............................  10

Item 4.    Submission of Matters to a Vote of Security
           Holders ....................................................  10

Item 5.    Other Information ..........................................  10

Item 6.    Exhibits and Reports of Form 8-K ...........................  10

Signatures ............................................................  11



                          Part 1: Financial Information

Item 1.  Financial Statements

                            APPLIED BIOMETRICS, INC.
                                 Balance Sheets

                                                              March 31,
                                                                1997        December 31,
                                                            (Unaudited)        1996
                                                            ------------    ------------
ASSETS
Current Assets:
    Cash and cash equivalents                               $    932,775    $    741,661
    Short-term investments                                     5,018,134       5,632,791
    Accounts Receivable                                           40,274          19,417
    Inventory                                                    232,490         222.476
    Prepaid expenses and other current assets                    189,004         226,665
                                                            ------------    ------------

    TOTAL CURRENT ASSETS                                       6,412,677       6,843,010

Property and equipment, net                                      563,437         528,398
Patents, net                                                     107,012         109,307
Other assets                                                       9,585           9,585
                                                            ------------    ------------

    TOTAL ASSETS                                            $  7,092,711    $  7,490,300
                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                  $    153,623    $    126,257
    Accrued expenses and other liabilities                        90,820          76,933
                                                            ------------    ------------

    TOTAL CURRENT LIABILITIES                                    244,443         203,190

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value, 10,000,000 shares
       authorized:  4,169,587 and 4,168,987 shares
       issued and outstanding at March 31, 1997
       and December 31, 1996, respectfully                        41,696          41,690
    Additional paid-in capital                                19,706,462      19,703,468
    Accumulated deficit                                      (12,899,890)    (12,458,048)
                                                            ------------    ------------

    TOTAL SHAREHOLDERS' EQUITY                                 6,848,268       7,287,110
                                                            ------------    ------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  7,092,711    $  7,490,300
                                                            ============    ============




                            APPLIED BIOMETRICS, INC.
                            Statements of Operations
                                   (Unaudited)



                                    Three Months Ended
                                 --------------------------
                                  March 31,      March 31,
                                    1997           1996
                                 -----------    -----------

Net sales                        $    56,070    $    17,375

Cost of sales                         26,850          9,875
                                 -----------    -----------

   GROSS PROFIT                       29,220          7,500
                                 -----------    -----------


OPERATING EXPENSES:
   Research and Development          319,448        162,568
   Sales and Marketing                72,197         74,803
   General and Administrative        163,593        125,309
                                 -----------    -----------

   Total Operating Expenses          555,238        362,680
                                 -----------    -----------

OPERATING LOSS                      (526,018)      (355,180)

Interest income                       84,176         45,856
                                 -----------    -----------

NET LOSS                            (441,842)   ($  309,324)
                                 ===========    ===========

LOSS PER COMMON SHARE            ($      .11)   ($     0.09)
                                 ===========    ===========

Weighted average common shares
outstanding                        4,169,487      3,308,468
                                 ===========    ===========




                            APPLIED BIOMETRICS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                        Additional
                                                Common Stock              Paid-in     Accumulated
                                           Shares          Amount         Capital       Deficit
                                        ------------    ------------   ------------   ------------
December 31, 1995                          2,943,410    $     29,434   $ 13,507,155   $(11,089,087)

Private Placement net
of offering expenses of $587,133             860,000           8,600      4,564,267

Exercise of stock options and warrants       365,577           3,656      1,632,046

Net loss                                                                                (1,368,961)
                                        ------------    ------------   ------------   ------------
December 31, 1996                          4,168,987          41,690     19,703,468    (12,458,048)

Exercise of stock options (unaudited)            600               6           2994
Net loss (unaudited)                                                                      (441,842)
                                        ------------    ------------   ------------   ------------

March 31, 1997 (unaudited)                 4,169,587    $     41,696   $ 19,706,462    (12,899,890)
                                        ============    ============   ============   ============




                            APPLIED BIOMETRICS, INC.
                            Statements of Cash Flows
                                   (Unaudited)



                                                              Three Months Ended
                                                          --------------------------
                                                            March 31,      March 31,
                                                              1997           1996
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $  (441,842)   $  (309,324)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                           41,406         22,098
       Cash flows provided by (used for) changes in:
       Accounts receivables                                   (20,857)       (17,871)
       Inventory                                              (10,014)       (82,024)
       Prepaid expenses and other assets                       37,661         (4,606)
       Accounts payable                                        27,366         14,588
       Accrued expenses and other liabilities                  13,887          8,148
                                                          -----------    -----------
       Net cash flows used by operating
        activities                                           (352,393)      (368,991)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales and maturities of short term investments           1,750,370        738,686
   Purchases of short-term investments                     (1,135,713)    (3,596,039)
   Purchase of property and equipment                         (74,150)       (21,978)
                                                          -----------    -----------
     Net cash used in investing activities                    540,507     (2,879,331)
                                                          -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from private placement of
   common stock                                                  --        4,584,934
   Exercise of options and warrants                             3,000        307,251
                                                          -----------    -----------
       Net cash provided by financing activities                3,000      4,892,185
                                                          -----------    -----------
   Net (decrease) increase in cash and cash equivalents       191,114      1,643,863

CASH AND CASH EQUIVALENTS:
     Beginning of period                                      741,661        457,322
                                                          -----------    -----------

     End of period                                        $   932,775    $ 2,101,185
                                                          ===========    ===========




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

Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year 1997.

These statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1996 included in the Company's Form 10-KSB for the year ended December 31, 1996.

Note 2.  Sale of Common Stock

In February of 1996 the Company sold 860,000 shares of common stock in a private placement at $6.00 per share. Net proceeds to the Company, after selling agent expenses and other offering expenses of $587,133 were $4,572,867. In connection with this private placement, the Company issued warrants to purchase 86,000 common shares at $6.00 per share. These warrants were exercised during 1996.



                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

RESULTS OF OPERATIONS

For the three months ended March 31, 1997 and 1996.

NET SALES. For the three months ended March 31, 1997 the Company had net sales of $56,070 compared to $17,375 in three months ended March 31, 1996. This increase is the result of the continuation of the Company's marketing roll-out and expansion of its distribution system commenced in late 1996.

GROSS PROFIT. The Company's gross profit margin as a percentage of net sales was 52.1% for the three months ended March 31, 1997 compared to 43.2% for the three months ended March 31, 1996. The Company believes that these margins are not necessarily representative of the margins it will realize in future periods.

RESEARCH & DEVELOPMENT. Research and Development expenses increased 96.5% to $319,448 for the three months ended March 31, 1997 from $162,568 for the three months ended March 31, 1996. This increase resulted from the addition of several new engineering personnel and an increase in other development expenditures related to the next generation Cardiac Output Monitor. The new monitor is expected to be completed in the third quarter of 1997.

SALES AND MARKETING. Sales and Marketing expenses decreased 3.5% to $72,197 for the three months ended March 31, 1997 from $74,803 for the three months March 31, 1996. This decrease was the result of the resignation of the Company's Vice President of Sales in mid 1996 who was not replaced. The Company expects its sales and marketing expenses to increase in 1997 as it continues the marketing roll-out of its Cardiac Output Monitoring System and expands its distribution system.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses increased 30.6% to $163,593 for the three months March 31, 1997 from $125,309 for the three months ended March 31, 1996. This increase was the result of increased personnel, including a Chief Financial Officer, and other administrative expenses associated with a higher level of activity. General and Administrative expenses are expected to increase in 1997 as the Company's business activity expands.

INTEREST INCOME. Interest Income increased 83.6% to $84,176 for the three months ended March 31, 1997 from $45,856 for the three months ended March 31, 1996, primarily as a result of more funds available for investment. The additional funds came from a private placement of common stock in February, 1996 and from the exercise of options and warrants.


LIQUIDITY AND CAPITAL RESOURCES

Prior to 1993 the Company funded its operation through the sale of private placement securities and notes from certain shareholders. In July 1993 the Company completed an initial public offering of common stock and raised $5,137,648 in net proceeds.

In February 1996 the Company sold 860,000 shares of common stock at $6.00 per share in a private placement. Net proceeds to the Company was $4,572,867.

Cash and short-term investments were $5,950,909 at March 31, 1997 and working capital was $6,168,234. The Company used $352,393 of cash in its operating activities including a net loss of $441,842.

The Company believes that its existing cash, cash equivalents and short-term investments together with funds generated from operations will enable the Company to meet its liquidity and capital needs for the next twelve months.

Forward Looking Statements

Statements included in this Form 10-QSB that are not historical in nature or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are (1) the Company's limited revenues, history of losses and uncertainty of future results; (2) the uncertainty of market acceptance of the Company's product, which has recently been introduced, and (3) the fact the Company has limited experience in manufacturing its product in commercial quantities.



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

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Applied Biometrics, Inc.
                                           Registrant



                                           /s/ Joseph A. Marino
                                           --------------------------------
                                           Joseph A. Marino
                                           President, CEO

                                           /s/Gerald J. Prescott
                                           --------------------------------
                                           Gerald J. Prescott,
                                           Vice President and
                                           Chief Financial Officer



Date:      April 30, 1997