Form 10QSB
period 1997-06-30
APPLIED BIOMETRICS INC
filed 1997-08-08
CIK 816568

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

         At August 7, 1997, there were outstanding 4,169,587 shares of common stock, $0.01 par value.

                            APPLIED BIOMETRICS, INC.

                                Form 10-QSB Index
                                  June 30, 1997

                                                                           Page
                                                                           ----
Part I:    Financial Information .........................................   3

Item 1.    Financial Statements ..........................................   3

           Balance Sheets Unaudited at June 30, 1997 and
           Audited at December 31, 1996 ..................................   3

           Unaudited Statements of Operations for the
           Three Month and Six Month Periods ended June 30, 1997
           and 1996 ......................................................   4

           Audited Statements of Shareholders' Equity for the year ended December 31, 1996 and for the unaudited Six Month Period ended
           June 30, 1997 .................................................   5

           Unaudited Statements of Cash Flows for the
           Six Month Periods Ended June 30, 1997 and
           1996 ..........................................................   6

           Notes to Unaudited Financial Statements .......................   7

Item 2.    Management's Discussion and Analysis or Plan
           of Operation ..................................................   8

Part II:   Other Information .............................................  10

Item 1.    Legal Proceedings .............................................  10

Item 2.    Changes in Securities .........................................  10

Item 3.    Defaults Upon Senior Securities ...............................  10

Item 4.    Submission of Matters to a Vote of Security
           Holders .......................................................  10

Item 5.    Other Information .............................................  11

Item 6.    Exhibits and Reports of Form 8-K ..............................  11

Signatures ...............................................................  11

                          Part 1: Financial Information

Item 1.  Financial Statements

                            APPLIED BIOMETRICS, INC.
                                 Balance Sheets

                                                             June 30,
                                                               1997       December 31,
                                                            (Unaudited)      1996
                                                            -----------   -----------
ASSETS
Current Assets:
    Cash and cash equivalents                               $   520,307   $   741,661
    Short-term investments                                    4,903,825     5,632,791
    Accounts Receivable                                          20,930        19,417
    Inventory                                                   216,243       222.476
    Prepaid expenses and other current assets                   135,455       226,665
                                                            -----------   -----------

    TOTAL CURRENT ASSETS                                      5,796,760     6,843,010

Property and equipment, net                                     550,526       528,398
Patents, net                                                    104,717       109,307
Other assets                                                      9,585         9,585
                                                            -----------   -----------

    TOTAL ASSETS                                            $ 6,461,588   $ 7,490,300
                                                            ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                  $   146,941   $   126,257
    Accrued expenses and other liabilities                       79,902        76,933
                                                            -----------   -----------

    TOTAL CURRENT LIABILITIES                                   226,843       203,190

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value, 10,000,000 shares
       authorized:  4,169,587 and 4,168,987 shares
       issued and outstanding at June 30, 1997
       and December 31, 1996, respectfully                       41,696        41,690
    Additional paid-in capital                               19,706,462    19,703,468
    Accumulated deficit                                     (13,513,413)  (12,458,048)
                                                            -----------   -----------
    TOTAL SHAREHOLDERS' EQUITY                                6,234,745     7,287,110
                                                            -----------   -----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 6,461,588   $ 7,490,300
                                                            ===========   ===========


                            APPLIED BIOMETRICS, INC.
                            Statements of Operations
                                   (Unaudited)


                                    Three Months Ended             Six Months Ended
                                    ------------------             ----------------
                                  June 30,       June 30,       June 30,       June 30,
                                    1997           1996           1997           1996
                                 -----------    -----------    -----------    -----------
Net sales                        $     8,870    $    26,350    $    64,940    $    43,725
Cost of sales                          5,325         12,000         32,175         21,875
                                 -----------    -----------    -----------    -----------


    GROSS PROFIT                       3,545         14,350         32,765         21,850
                                 -----------    -----------    -----------    -----------

OPERATING EXPENSES:
   Research and Development          390,825        167,172        710,273        329,740
   Sales and Marketing               110,225         72,801        182,422        147,604
   General and Administrative        196,260        158,236        359,853        283,545
                                 -----------    -----------    -----------    -----------

   Total Operating Expenses          697,310        398,209      1,252,548        760,889
                                 -----------    -----------    -----------    -----------


OPERATING LOSS                      (693,765)      (383,859)    (1,219,783)      (739,039)
Interest income                       80,242         86,806        164,418        132,662
                                 -----------    -----------    -----------    -----------
NET LOSS                         ($  613,523)   ($  297,053)   ($1,055,365)   ($  606,377)
                                 -----------    -----------    -----------    -----------

LOSS PER COMMON SHARE            ($     0.15)   ($     0.07)   ($     0.25)   ($     0.17)
                                 -----------    -----------    -----------    -----------
Weighted average common shares
outstanding                        4,169,587      4,017,096      4,169,537      3,662,782
                                 -----------    -----------    -----------    -----------



                                BIOMETRICS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                      Additional
                                                               Common Stock             Paid-in      Accumulated
                                                          shares         amount         Capital        Deficit
                                                      ------------    ------------   ------------   ------------
December 31, 1995                                        2,943,410    $     29,434   $ 13,507,155   $(11,089,087)

Private Placement net
of offering expenses of $587,133                           860,000           8,600      4,564,267

Exercise of stock options warrants                         365,577           3,656      1,632,046

Net loss                                                                                              (1,368,961)
                                                      ------------    ------------   ------------   ------------
December 31, 1996                                        4,168,987          41,690     19,703,468    (12,458,048)

Exercise of stock options (unaudited)                          600               6           2994

Net loss six months ended June 30, 1997 (unaudited)                                                   (1,055,365)
                                                      ------------    ------------   ------------   ------------
Balance June 30, 1997 (unaudited)                        4,169,587    $     41,696   $ 19,706,462   $(13,513,413)
                                                      ============    ============   ============   ============


                            APPLIED BIOMETRICS, INC.
                            Statements of Cash Flows
                                   (Unaudited)



                                                               Six Months Ended
                                                          --------------------------
                                                           June 30,        June 30,
                                                             1997           1996
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $(1,055,365)   $  (606,377)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                           82,812         44,197
       Cash flows provided by (used for) changes in:
       Accounts receivables                                    (1,513)       (26,350)
       Inventory                                                6,233       (174,857)
       Prepaid expenses and other assets                       91,210        (28,155)
       Accounts payable                                        20,684          4,163
       Accrued expenses and other liabilities                   2,969         (2,751)
                                                          -----------    -----------
       Net cash flows used by operating
       activities                                            (852,970)      (790,130)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales and maturities of short term investments           2,329,009      1,769,519
   Purchases of short-term investments                     (1,600,043)    (4,460,126)
   Purchase of property and equipment                        (100,350)      (107,797)
                                                          -----------    -----------
     Net cash used in investing activities                    628,616     (2,798,404)
                                                          -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
       Net proceeds from private placement of
       common stock                                              --        4,572,867
       Proceeds from exercise of stock options
       and warrants                                             3,000      1,635,702
                                                          -----------    -----------
       Net cash provided by financing activities                3,000      6,208,569
                                                          -----------    -----------

   Net (decrease) increase in cash and cash equivalents      (221,354)     2,620,035

CASH AND CASH EQUIVALENTS:
     Beginning of period                                      741,661        457,322
                                                          -----------    -----------

     End of period                                        $   520,307    $ 3,077,357
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

Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year 1997.

These statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1996 included in the Company's Form 10-KSB for the year ended December 31, 1996.

Note 2. Sale of Common Stock

In February of 1996 the Company sold 860,000 shares of common stock in a private placement at $6.00 per share. Net proceeds to the Company, after selling agent expenses and other offering expenses of $587,133, were $4,572,867. In connection with this private placement, the Company issued warrants to purchase 86,000 common shares. These warrants were exercisable at $6.00 per share and expire in 2003.

                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

For the three and six months ended June 30, 1997 and 1996.

NET SALES. For the three and six months ended June 30, 1997 the Company had net sale of $8,870 and $64,940, respectively, compared to $26,350 and $43,725 in the same periods in 1996. The decrease in net sales for the three months ended June 30, 1997 is the result of no monitor sales in the second quarter of 1997 compared to one monitor sale in the second quarter of 1996 and a lower average selling price of the EVD Probe. The Company believes that because of the early stage of its product roll-out that its net sales will fluctuate on a quarter to quarter basis in future periods.

GROSS PROFIT. The Company's gross profit margin for the three and six months ended June 30, 1997 was 40.0% and 50.5%, respectively, compared to 54.5% and 50.0% in the same periods in 1996. The decrease in the gross profit margin for the three months ended June 30, 1997 is due to a lower average selling price of the EVD Probe in 1997. The Company believes that these margins are not necessarily representative of the margins it will realize in the future.

RESEARCH AND DEVELOPMENT. For the three and six months ended June 30, 1997, Research and Development expense increased $223,653 and $380,533, respectively, over the same periods in 1996. This increase is the result of the continued development of the next generation Cardiac Output Monitoring System that is expected to be completed late in the third quarter of 1997. In future periods, the Company expects Research and Development expenses to continue at approximately the same level or increase slightly as the Company commences redevelopment of the TTD device upon completion of the next generation Cardiac Output Monitoring System.

SALES AND MARKETING. For the three and six months ended June 30, 1997, Sales and Marketing expenses increased $37,424 and $34,818, respectively over the same periods in 1996. This increase is the result of increased sales personnel and other costs associated with the continued roll-out of the Company's Cardiac Output Monitoring System.

GENERAL AND ADMINISTRATIVE. For the three and six months ended June 30, 1997, General and Administrative expenses increased $38,024 and $76,308, respectively, over the same periods in 1996. This increase in expenses is the result of increased personnel, legal expenses and other administrative expenses associated with a higher level of activity.

INTEREST INCOME. Interest Income decreased slightly for the three months ended June 30, 1997 compared to the same period of 1996 because of fewer funds available for investment. For the six months ended June 30, 1997, Interest Income increased $31,756 as a result of more funds available for investment. These additional funds came from a private placement of common stock in February, 1996 and from the exercise of options and warrants.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 1993 the Company funded its operations through the sale of private placement securities and notes from certain shareholders. In July 1993 the Company completed an initial public offering of common stock and raised $5,137,648 in net proceeds.

In February 1996 the Company sold 860,000 shares of common stock at $6.00 per share in a private placement. Net proceeds to the Company was $4,572,867.

Cash and short-term investments were $5,424,132 at June 30, 1997 and working capital was $5,569,517. The Company used $852,970 of cash in its operating activities including a net loss of $1,055,365.

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

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 14, 1997, Applied Biometrics, Inc. held its annual shareholders meeting. There were 4,169,587 shares of common stock eligible to vote.

         (1) The votes cast for the five directors to serve until next annual meeting or until their successors are elected and qualify were:

                                                FOR              WITHHELD
                                                ---              --------
                    Joseph A. Marino          2,969,512          197,914
                    George E. Kline           2,999,112          168,314
                    William E. Engbers        2,999,512          167,914
                    Patrick Delaney           2,999,512          167,914
                    Demetre Nicoloff          3,155,579           11,847

         (2) The votes cast to ratify and approve the appointment of Price Waterhouse as independent public accountants for the Company for the year ended December 31, 1997 were:

                  FOR  3,162,759    AGAINST  1,725   ABSTAIN  2,942

Item 5.  Other Information


         NONE


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 - Financial Data Schedule
         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.



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


                                              Applied Biometrics, Inc.
                                                    Registrant


                                              /s/ Joseph A. Marino
                                              Joseph A. Marino
                                              President, CEO


                                              /s/Gerald J. Prescott
                                              Gerald J. Prescott,
                                              Vice President and
                                              Chief Financial Officer


Date:      August 8, 1997