Form 10QSB
period 1997-09-30
APPLIED BIOMETRICS INC
filed 1997-11-07
CIK 816568

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ---- to ----

                         Commission File number 0-22146

                            APPLIED BIOMETRICS, INC.

        (Exact name of small business issuer as specified in its charter)

                 Minnesota                            41-1508112
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification No.)

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

                                 Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         At November 7, 1997, there were outstanding 4,257,087 shares of common stock, $0.01 par value.

                            APPLIED BIOMETRICS, INC.

                                Form 10-QSB Index
                               September 30, 1997

                                                                            Page
Part I:    Financial Information.............................................3

Item 1.    Financial Statements..............................................3

           Balance Sheets Unaudited at September 30, 1997 and
           Audited at December 31, 1996......................................3

           Unaudited Statements of Operations for the
           Three Month and Nine Month Periods ended September 30,
           1997 and 1996.....................................................4

           Audited Statements of Shareholders' Equity for the year ended December 31, 1996 and for the unaudited Nine Month Period ended September 30, 1997..........................................5

           Unaudited Statements of Cash Flows for the
           Nine Month Periods Ended September 30, 1997 and
           1996..............................................................6

           Notes to Unaudited Financial Statements...........................7

Item 2.    Management's Discussion and Analysis or Plan
           of Operation......................................................8

Part II:   Other Information.................................................10

Item 1.    Legal Proceedings.................................................10

Item 2.    Changes in Securities.............................................10

Item 3.    Defaults Upon Senior Securities...................................10

Item 4.    Submission of Matters to a Vote of Security
           Holders...........................................................10

Item 5.    Other Information.................................................10

Item 6.    Exhibits and Reports of Form 8-K..................................10

Signatures...................................................................11

                          Part 1: Financial Information

Item 1.  Financial Statements

                            APPLIED BIOMETRICS, INC.
                                 Balance Sheets

                                                            September 30
                                                                1997         December 31,
                                                             (Unaudited)         1996
                                                            ------------    ------------
ASSETS
Current Assets:
    Cash and cash equivalents                               $    852,438    $    741,661
    Short-term investments                                     3,974,308       5,632,791
    Accounts Receivable                                           15,979          19,417
    Inventory                                                    180,397         222,476
    Prepaid expenses and other current assets                    125,318         226,665
                                                            ------------    ------------

    TOTAL CURRENT ASSETS                                       5,148,440       6,843,010

Property and equipment, net                                      603,734         528,398
Patents, net                                                     102,422         109,307
Other assets                                                       9,585           9,585
                                                            ------------    ------------

    TOTAL ASSETS                                            $  5,864,181    $  7,490,300
                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                  $    105,233    $    126,257
    Accrued expenses and other liabilities                       100,967          76,933
                                                            ------------    ------------

    TOTAL CURRENT LIABILITIES                                    206,200         203,190

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value, 10,000,000 shares
       authorized:  4,172,087 and 4,168,987 shares
       issued and outstanding at September 30, 1997
       and December 31, 1996, respectfully                        41,721          41,690
    Additional paid-in capital                                19,714,250      19,703,468
    Accumulated deficit                                      (14,097,990)    (12,458,048)
                                                            ------------    ------------

    TOTAL SHAREHOLDERS' EQUITY                                 5,657,981       7,287,110
                                                            ------------    ------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  5,864,181    $  7,490,300
                                                            ============    ============


                            APPLIED BIOMETRICS, INC.
                            Statements of Operations
                                   (Unaudited)


                                    Three Months Ended             Nine Months Ended
                                September 30,   September 30,  September 30,  September 30,
                                    1997            1996          1997            1996
                                 -----------    -----------    -----------    -----------

Net sales                             $ --      $    34,075    $    64,940    $    77,800

Cost of sales                           --           17,500         32,175         39,375
                                 -----------    -----------    -----------    -----------
    GROSS PROFIT                        --           16,575         32,765         38,425
                                 -----------    -----------    -----------    -----------

OPERATING EXPENSES:
   Research and Development          401,236        254,778      1,111,509        584,518
   Sales and Marketing                97,681         52,327        280,103        199,931
   General and Administrative        159,615        173,747        519,468        457,292
                                 -----------    -----------    -----------    -----------

   Total Operating Expenses          658,532        480,852      1,911,080      1,241,741
                                 -----------    -----------    -----------    -----------

OPERATING LOSS                      (658,532)      (464,277)    (1,878,315)    (1,203,316)

Interest income                       73,955        101,368        238,873        234,030
                                 -----------    -----------    -----------    -----------
NET LOSS                         ($  584,577)   ($  362,909)   ($1,639,442)   ($  969,286)
                                 ===========    ===========    ===========    ===========

LOSS PER COMMON SHARE            ($     0.14)   ($     0.09)   ($     0.39)   ($     0.25)
                                 ===========    ===========    ===========    ===========

Weighted average common shares
outstanding                        4,171,109      4,168,987      4,170,067      3,832,749
                                 ===========    ===========    ===========    ===========


                            APPLIED BIOMETRICS, INC.
                       Statements of Shareholders' Equity


                                                                         Additional
                                                 Common Stock              Paid-in      Accumulated
                                            shares          amount         Capital        Deficit
                                         ------------    ------------   ------------   ------------

December 31, 1995                           2,943,410    $     29,434   $ 13,507,155   $(11,089,087)

Private Placement net
of offering expenses of $587,133              860,000           8,600      4,564,267

Exercise of stock options warrants            365,577           3,656      1,632,046

Net loss                                                                                 (1,368,961)
                                         ------------    ------------   ------------   ------------
December 31, 1996                           4,168,987          41,690     19,703,468    (12,458,048)


Exercise of stock options (unaudited)           3,100              31         10,782

Net loss nine months ended September
30, 1997                                                                                 (1,639,942)
                                         ------------    ------------   ------------   ------------

Balance September 30, 1997 (unaudited)      4,172,087    $     41,721   $ 19,714,250   $(14,097,990)
                                         ============    ============   ============   ============


                            APPLIED BIOMETRICS, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                Nine Months Ended
                                                          September 30,   September 30,
                                                              1997            1996
                                                     ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $(1,639,942)   $  (969,286)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                          124,218         70,905
       Cash flows provided by (used for) changes in:
       Accounts receivables                                     3,438        (34,089)
       Inventory                                               42,079       (191,030)
       Prepaid expenses and other assets                      101,347        (88,605)
       Accounts payable                                       (21,024)        (5,236)
       Accrued expenses                                        24,034         21,935
                                                          -----------    -----------
       Net cash flows used by operating
       activities                                          (1,365,850)    (1,195,406)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales and maturities of short term investments           3,259,009      2,454,567
   Purchases of short-term investments                     (1,600,526)    (6,772,665)
   Purchase of property and equipment                        (192,669)      (242,916)
                                                          -----------    -----------
     Net cash provided (used) in investing activities       1,465,814     (4,561,014)
                                                          -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
       Net proceeds from private placement of
       common stock                                               -        4,572,867
       Proceeds from exercise of stock options
       and warrants                                            10,813      1,635,702
                                                          -----------    -----------
       Net cash provided by financing activities               10,813      6,208,569
                                                          -----------    -----------

   Net (decrease) increase in cash and cash equivalents       110,777        452,149

CASH AND CASH EQUIVALENTS:
     Beginning of period                                      741,661        457,322
                                                          -----------    -----------

     End of period                                        $   852,438    $   909,471
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

       Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year 1997.

       These statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1996 included in the Company's Form 10-KSB for the year ended December 31, 1996.

       Note 2.    Sale of Common Stock

       In February of 1996 the Company sold 860,000 shares of common stock in a private placement at $6.00 per share. Net proceeds to the Company, after selling agent expenses and other offering expenses of $587,133, were $4,572,867. In connection with this private placement, the Company issued warrants to purchase 86,000 common shares. These warrants were exercisable at $6.00 per share and were exercised in 1996.

                   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

       RESULTS OF OPERATIONS

       For the three and nine months ended September 30, 1997.

       NET SALES. For the three and nine months ended September 30, 1997 the Company had net sales of $0 and $64,940, respectively, compared to $34,075 and $77,800 in the same periods in 1996. The decrease in net sales for the nine months ended September 30, 1997 is the result of the Company making a strategic decision, in the third quarter of 1997, not to continue to market its present cardiac output monitoring system until the completion of the development of the next generation system. The new system is presently undergoing lab and clinical testing and is expected to be available to the market upon successful completion of the testing sometime in late 1997 or early 1998. The Company believes that because of the early stage of its product roll-out that its net sales will continue to fluctuate on a quarter to quarter basis in future periods.

       GROSS PROFIT. The Company's gross profit margin for the nine months ended September 30, 1997 was 50.5%, compared to 49.4% in the same periods in 1996. The increase in the gross profit margin for the nine months ended September 30, 1997 is due to the mix of monitor sales and EVP Probe sales in 1997 compared to 1996. The Company believes that these margins are not necessarily representative of the margins it will realize in the future.

       RESEARCH AND DEVELOPMENT. For the three and nine months ended September 30, 1997, Research and Development expenses increased $146,458 or 57.5% and $526,991 or 90.2%, respectively, over the same periods in 1996. This increase is the result of the continued development of the next generation Cardiac Output Monitoring System that is expected to be completed in late 1997 or early 1998. In future periods, the Company expects Research and Development expenses to continue at approximately the same level as the Company commences redevelopment of the TTD device upon completion of the next generation Cardiac Output Monitoring System.

       SALES AND MARKETING. For the three and nine months ended September 30, 1997, Sales and Marketing expenses increased $45,354 or 86.7% and $80,172 or 40%, respectively over the same periods in 1996. This increase is the result of increased sales personnel and other costs associated with the roll-out of the Company's Cardiac Output Monitoring System.

       GENERAL AND ADMINISTRATIVE. General and Administrative expenses decreased $14,132 or 8.1% for the three months ended September 30, 1997 and increased $62,176 or 13.6% for the nine months ended September 30, 1997 as compared to the same periods in 1996. The decrease in expenses for the three months is a result of a decrease in legal expenses in 1997 as compared to 1996. The increase in expenses for the nine months in 1997 is a result of increased personnel and salary expenses and other administrative expenses associated with a higher level of activity.

       INTEREST INCOME. Interest Income decreased $27,413 for the three months ended September 30, 1997 compared to the same period of 1996 because of fewer funds available for investment. For the nine months ended September 30, 1997, Interest Income increased $4,843 as a result of more funds available for investment. These additional funds came from a private placement of common stock in February, 1996 and from the exercise of options and warrants.

       LIQUIDITY AND CAPITAL RESOURCES

       Prior to 1993 the Company funded its operations through the sale of private placement securities and notes from certain shareholders. In July 1993 the Company completed an initial public offering of common stock and raised $5,137,648 in net proceeds.

       In February 1996 the Company sold 860,000 shares of common stock at $6.00 per share in a private placement. Net proceeds to the Company were $4,572,867.

       Cash and short-term investments were $4,826,746 at September 30, 1997 and working capital was $4,942,240 at September 30, 1997. The Company used $1,365,850 of cash in its operating activities including a net loss of $1,639,942.

       The Company believes that its existing cash, cash equivalents and short-term investments together with funds generated from operations will enable the Company to meet its liquidity and capital needs for the next twelve months.

       FORWARD LOOKING STATEMENTS

       Statements included in this Form 10-QSB that are not historical in nature or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are (1) the Company's limited revenues, history of losses and uncertainty of future results; (2) the uncertainty of market acceptance of the Company's product, and (3) the fact the Company has limited experience in manufacturing its product in commercial quantities.

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


                           NONE


       Item 5.  Other Information


                           NONE


       Item 6.    Exhibits and Reports on Form 8-K

                  (a)      Exhibit 27 - Financial Data Schedule
                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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



       Date:      November 7, 1997