Form 10KSB40
period 1997-12-31
APPLIED BIOMETRICS INC
filed 1998-03-26
CIK 816568

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition period from _________ to _________

                         COMMISSION FILE NUMBER: 0-22146

                            APPLIED BIOMETRICS, INC.
                 (Name of small business issuer in its charter)

               MINNESOTA                          41-1508112
     (State or other jurisdiction              (I.R.S. Employer
     of incorporation or organization)        Identification No.)

               501 EAST HIGHWAY 13, SUITE 108
               BURNSVILLE, MN                             55337
          (Address of principal executive offices)      (Zip code)

Issuer's telephone number:  (612) 890-1123

Securities to be registered pursuant to Section 12(b) of the Act:  None

Securities to be registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                                  $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 YES _X_ NO ___

[X] Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer had total revenues of $64,940 for its fiscal year ended December 31, 1997.

As of March 18, 1998, assuming as market value the price of 7 3/4 per share (the last sales price of the Company's Common Stock on the Nasdaq SmallCap Market), the aggregate market value of shares held by non-affiliates was approximately $ 32,600,000 .

As of March 18, 1998, the Company had outstanding 4,296,117 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders to be conducted on June 12, 1998 (the "1998 Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB, to the extent described in Part III. The 1998 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 1997.

Transitional Small Business Disclosure Format (Check One)  Yes _____  No __x__

================================================================================

                                TABLE OF CONTENTS


PART I
                                                                     PAGE NO.
                                                                     --------
     Item 1. Description of Business....................................  3
     Item 2. Description of Property.................................... 13
     Item 3. Legal Proceedings.......................................... 13
     Item 4. Submission of Matters to a Vote of
             Security Holders........................................... 13


PART II

     Item 5. Market for Common Equity
             and Related Stockholder Matters............................ 13
     Item 6. Management's Discussion and Analysis
             of Financial Condition and Results of Operations........... 14
     Item 7. Financial Statements....................................... 16
     Item 8. Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure..................... 16

PART III

     Item 9. Directors, Executive Officers, Promoters
             and Control Persons; Compliance with
             Section 16(a) of the Exchange Act.......................... 16
     Item 10.Executive Compensation..................................... 16
     Item 11.Security Ownership of Certain
             Beneficial Owners and Management........................... 16
     Item 12 Certain Relationships and Related Transactions............. 16
     Item 13 Exhibits and Reports on
             Form 8-K................................................... 16

SIGNATURES.............................................................. 17

FINANCIAL STATEMENTS.................................................... F-1

STATEMENTS INCLUDED IN THIS FORM 10-KSB THAT ARE NOT HISTORICAL OR CURRENT FACTS ARE "FORWARD-LOOKING STATEMENTS" MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. AMONG THESE RISKS AND UNCERTAINTIES ARE (i) THE COMPANY'S LIMITED REVENUES, HISTORY OF LOSSES AND UNCERTAINTY OF FUTURE RESULTS; (ii) THE UNCERTAINTY OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; (iii) THE FACT THAT THE COMPANY IS INEXPERIENCED IN MANUFACTURING ITS PRODUCTS IN COMMERCIAL QUANTITIES, AND (iv) THE FACT THAT THE COMPANY HAS NOT YET DEVELOPED ITS TRANSTRACHEAL DOPPLER ("TTD") PROBE AND THERE IS NO ASSURANCE THAT IT WILL BE FULLY DEVELOPED OR THAT IT OR ITS OTHER PRODUCTS WILL BE COMMERCIALLY ACCEPTED IN THE FUTURE.


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


Applied Biometrics, Inc. develops, manufactures and intends to market its cardiac output monitoring devices for use in hospital operating rooms and intensive care units. These devices aid medical personnel in monitoring the condition of patients during actual operations and throughout the patient's recovery by providing immediate and continious information concerning cardiac output and overall efficiency of the operation of the patient's entire circulatory system, which carries oxygen and nutrients to cells of the body. Abnormally low or high cardiac output is an early sign that trouble has or could occur to a patient under anesthesia during or after surgery or to a patient in the intensive care unit.

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

On November 2, 1997, the Company acquired certain assets and intellectual property rights relating to Transcatheter Closure Device products ("TCDs"). Transcatheter Closure Devices are a new generation of small, implantable devices, which are delivered through a catheter and designed to permanently repair certain cardiac defects in children and adults. The implantation of TCDs often eliminates the need for open heart surgery which has traditionally been required. The purchase provides the Company with the ability to pursue a new cardiac product line, which complements its existing technology, products and cardiovascular customer base.

COMPANY PRODUCTS

The Company has two product families. (i.) The Cardiac Output Monitoring System consisting of the ABCOM 2000 monitor, and Extravascular Doppler Probe and the to be developed, Transtracheal Doppler and (ii) the Transcatheter Closure Device product line.


CARDIAC OUTPUT MONITORING SYSTEM

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

The Company is completing the development of the next generation of the ABCOM 2000 Cardiac Output Monitor. This new monitor will be used on adult patients as well as pediatric patients and is expected also to increase the functionality of the TTD device.

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

The Company has experienced several problems in the development of the EVD Cardiac Output Monitoring System (EVD) that have resulted in delays in the marketing and sale of this product. These problems with the EVD have generally involved engineering, development and manufacturing issues. The Company believes that it has addressed all the problems associated with the development of the EVD. However, there can be no assurances that all problems have been corrected or that further problems will not develop as the Company commences the marketing of the EVD Cardiac Output Monitoring System.

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

THE TRANSTRACHEAL DOPPLER

The Company believes that its TTD system will represent a breakthrough in cardiac output monitoring technology. The first TTD device, however, was difficult to use so the Company discontinued active marketing of the first TTD device in 1991. The Company plans to begin a research and development project intended to bring the TTD device back to market, but no assurance can be given that that project will result in the re-introduction of the TTD device or that the TTD device will be successful if it is re-introduced. If the Company is able to successfully redevelop the TTD device, it is expected to become a significant contributor to Company sales and earnings because of the widespread interest, need and desire for such a non-invasive means of monitoring cardiac output in the critical care environment.

The TTD device is a single-use disposable endotracheal tube used during normal surgery with integrated transducers, which, when inserted into the trachea, transmit an ultrasound signal through the ascending aorta to determine cardiac output. The TTD device provide a minimally invasive means of measuring cardiac output and is a clear and significant improvement over other methods such as thermodilution in which cold saline injections into the heart are typically performed every one or two hours. The TTD device can be produced in a variety of sizes for use on a wide range of patients from small children to large adults. Among the expected benefits that the TTD procedure will provide over other commonly used methods of measurement of cardiac output are the following: (i) no invasion of the vascular system or the heart (eliminates potential complications); (ii) no surgical procedure is required; (iii) no indwelling foreign body in the vascular system, major body cavity or major organ is necessary; and (iv) no saline, dye or radioactive substance is necessary for measurement.

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


TRANSCATHETER CLOSURE DEVICE PRODUCT LINE

Transcatheter closure devices are a new generation of small, implantable devices which are delivered through a catheter to permanently repair certain cardiac defects in children and adults. The procedure is performed in a cardiac cathlab and often eliminates the need for open heart surgery, which was formerly required to repair these defects. The Company is in the initial stages of developing TCDs. The Company hopes to develop a product family that will be capable of providing an effective, nonsurgical method of correcting a variety of heart defects which may include patent ductus arteriosis (PDA), arterial septal defect (ASD), ventricular septal defect (VSD) and patent foramen ovale (PFO). One product variant has already been sold in Germany for PDA closures. That product has been implanted successfully in over 100 human cases without incidents known to the Company. The Company expects to complete product development of its PDA device in the near future and intends to begin marketing and distributing the product in Europe and in the United States after approval to market the product is obtained from the Food and Drug Administration. The Company anticipates beginning to develop and test product variants for ASD, VSD and/or PFO sometime in 1998.

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

The Company believes that the TTD device will have a larger potential market than the EVD probe because it could be used in almost every procedure where an endotracheal tube is inserted. Intubation, as such insertion is called, is routinely used in critical care situations, surgeries, post-operative recovery and intensive care. The anticipated potential market for the TTD device is the 16 million U.S. and 30 million worldwide procedures that include a potential endotracheal tube. The percentage of this potential market that can be captured by the Company is unknown. If the Company can successfully develop the TTD device, it believes that the less invasive nature of the TTD device may result in an increase in the number of procedures during which cardiac output is monitored.

The TCD line of devices has a broad range of applications for the closure of congenital and acquired anomalous communications. The PDA closure device has the potential to replace open heart surgery as the "gold standard" for closure in nearly 14,000 annual US and Europe cases. Patent foramen ovale (PFO) resulting in suspected stoke patients represents an even larger market for the prevention of recurring embolic events (approximately 60,000 cases annually in the US and Europe). Ventricular septal defect (VSD) closure via transvascular catheterization has significant potential in muscular VSDs in both congenial and acquired form. VSDs comprise the largest subset of congenital anomalies (approximately 24,000 cases annually in the US and Europe) and are also represented in a significant population of patients following heart attack and ventricular septal infarct (approximately 5,000 annually in the US and Europe).

SALES AND MARKETING

The Company has a Vice President of Sales and Marketing who is responsible for developing independent sales representatives and direct Company salespersons. The Company presently has two independent sales representatives and two direct sales persons that assist in seeking sales in the U.S. market. They are located in major metropolitan areas, including New York City, Dallas, and Chicago. The Company intends to engage direct sales persons and additional independent representatives for the remaining market for its products in the United States. In addition, the Company presently has relationships with sales distribution organizations in Europe.

The Company believes that the Transcatheter Closure device (TCDs) and TTD device can be effectively sold through the distribution network that it intends to further develop to sell the EVD probe. The TTD device is expected to be reintroduced to the marketplace after it has been redeveloped.

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

COMPETITION

There are several companies and institutions that are larger and have more resources than those of the Company which have developed and are developing technologies to measure cardiac output that compete with the Company's products. These include most prominently Edwards Critical-Care, a division of Baxter Healthcare Corporation, the chief manufacturer of thermodilution devices; Spectramed Inc., a division of British Oxygen Company; and Abbott Critical Care. All of these companies make and sell catheters, thermodilution cardiac monitors and peripheral products used to measure cardiac output by the thermodilution method, the method used in the vast majority of cases to measure cardiac output. Each of them has more financial resources and is better able than the Company to distribute its products.

The Company knows of no products in the cardiac output measurement area that have been commercially offered to the medical community that are similar to the Company's products in their underlying technology and application. The Company's TTD device and EVD probe are proprietary and the subject of patents. For this reason, and the fact that development of such products is costly and time-consuming, the Company believes that it will have few direct competitors in the near future.

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

The competitors of the Company in the cardiac closure field are believed to be medium sized companies, the most prominent of which are Nitinol Medical Technologies, Inc. located in Boston, Massachusetts and AGA and Microvena, Corp. both located in Minneapolis, Minnesota. The Company believes all these companies are in clinical trials with TCDs that are designed for applications other than the PDA closure devices that the Company intends to initially develop and market. The competitors of the Company in the cardiac closure field may have greater resources and be able to penetrate the TCD market sooner than the Company.

There can be no assurance that the Company's present products will be able to complete successfully with existing or future competitive products or that the Company will be able to develop or acquire additional products or otherwise effectively respond to new products or technological advances developed by competitors.

RESEARCH AND DEVELOPMENT

The Company's research and development expenditures were $1,409,280 and $894,517 in 1997 and 1996, respectively. These funds were used primarily to develop the EVD probe. The Company expects its research and development expenditures to remain at similar levels in 1998. Although the Company believes the development of the EVD probe is substantially complete, the Company believes that further refinements will be made to the probe as the Company receives feedback from the users of this product.

A significant part of the Company's current and planned research and development expenditures relate to the refinement of the EVD probe and development of the TTD device. The Company is also currently upgrading the electronics and software used in the ABCOM 2000 Monitor. Those upgrades are intended to initially benefit the EVD probe, but they are also expected to increase the functionality of the TTD device.

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

The Company's ongoing plans for research and development for the TCD devices includes further improvements of the acquired technology and investigation into modified devices for new applications. The Company is currently developing prototypes for several novel devices for closure of congenital defects which include VSDs, PFOs and ASDs. Prototyped devices which appear to be the most promising will then be assessed for clinical continuation via invitro and invivo animal pilot trials before official development responsibilities are assigned. The Company expects to spend approximately $300,000 to $500,000 on the further development of the TCD devices in the next twelve to eighteen months.

Immediate development plans call for a first generation PFO and VSD device to be tried in animal studies during 1998.

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

For the TCD devices, the Company intends to obtain Class III market clearance through the FDA's IDE/PMA process. It intends to file the first IDE application
(PDA) for US clinical trials during 1998. PFO trials should begin sometime in the first half of 1999. In the meantime, it has begun selling PDA devices in Europe.

In addition to requiring clearance for new products, the FDA's rules may require a filing and waiting period prior to marketing modifications of existing products. After clearance is given, the Company is required to advise the FDA and other regulatory agencies of significant modifications to its products, and those agencies have the power to withdraw the clearance and require the Company to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness or recall, repair, replace or refund the cost of the medical device if it is shown to be hazardous or defective or otherwise misbranded or adulterated.

No assurance can be given that the FDA or other regulatory authorities will give, on a timely basis, if at all, the requisite approvals for medical products developed by the Company in the future. Even if approvals are received, the process of obtaining clearance to market medical products is costly and time consuming and can delay the marketing and sale of the Company's products. Further, federal, state, foreign and other regulations regarding the manufacture and sale of medical devices are subject to change. The Company cannot predict what impact such changes, if any, might have on its business.

MANUFACTURING AND OPERATIONS

The Company's EVD Probe consists of two ultrasound transducers which are positioned at the end of an electrical connector that is attached to the Company's ABCOM 2000 Monitor. The TTD device consists of an ultrasound transducer which is inserted into the trachea through a single-use disposable endotracheal tube. The Company manufactures and assembles the EVD Probe, TTD device, ABCOM 2000 Monitor and the TCD device at its facilities in Burnsville, Minnesota. Certain of the components of the Company's products are manufactured by a third party vendor or are assembled from off-the-shelf components.

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

Additionally, there are several other patents relating to the Company's transcatheter closure devices. European as well as US patents exist for its PDA device. A German patent has been issued for the Company's PFO device. It is the intention of the Company to file for European as well as US patents for its PFO as well as its other closure devices.

The Company also relies for protection of trade secrets and proprietary know-how on its internal security and secrecy measures and on the employment agreements requiring employees and agents of the Company to observe the confidentiality of Company information and to assign to the Company inventions developed in the course of work for the Company.

EMPLOYEES

The Company currently has twenty-two full-time employees, of whom ten are engaged in research and development, four in sales and marketing, four in general administration and four in manufacturing. The employees are not represented by any unions and the Company believes that relations with its employees are satisfactory.


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

  NAME                   AGE         POSITION WITH COMPANY
  ----                   ---         ---------------------

  Joseph A. Marino        46         Chairman of the Board of Directors,
                                     Chief Executive Officer, and President

  Peter Buonomo           37         Vice President of  Sales and Marketing

  Gerald J. Prescott      57         Vice President and Chief Financial Officer

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
                             1997                           1996
                             ----                           ----
   Quarter            High          Low               High             Low
   -------            ----          ---               ----             ---

First Quarter          15           8 1/2             13               7 1/2

Second Quarter         9 1/2        5                 23 1/4           11 1/4

Third Quarter          8 1/2        5 1/2             17 1/2           9 3/4

Fourth Quarter         9            5 3/4             15 1/8           11 1/2


On March 18, 1998, the last sales price of the Common Stock was $ 7 3/4 per share. At March 18, 1998, there were approximately 98 record holders and an additional 1,200 beneficial holders of the Company's Common Stock.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS.

1997 compared to 1996

NET SALES. For the year ended December 31, 1997, the Company had net sales of $64,940 compared to $125,120 in the year ended December 31, 1996. The decrease in net sales in 1997 is the result of the Company making a strategic decision in the third quarter of 1997 not to continue to market its present cardiac output monitoring system until the completion of the development of the next generation system. The new system is presently undergoing lab and clinical testing and is expected to be available to the market upon successful completion of the testing sometime during 1998. The Company believes that, because of the early stage of its product roll-out, that its net sales will continue to fluctuate in future periods.

GROSS PROFIT. The Company's gross profit margin was 50.5% for the year ended December 31, 1997 and 1996. The Company believes that because of the early stage of its product sales, its gross margins are not necessarily representative of the margins it will realize in the future.

RESEARCH AND DEVELOPMENT. Research and Development expenses increased $514,763 or 57.5% in 1997 as compared to 1996. This increase is the result of the continued and expanded development of the next generation Cardiac Output Monitoring System that is expected to be completed in 1998. In future periods, the Company expects Research and Development expenses to continue at approximately the same level as the Company commences redevelopment of the TTD device upon completion of the next generation Cardiac Output Monitoring System.

SALES AND MARKETING. Sales and Marketing expenses increased $155,129 or 62.3% in 1997 as compared to 1996. This increase is the result of increased sales personnel and other costs associated with the roll-out of the Company's Cardiac Output Monitoring System in the first half of 1997.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses increased $60,638 or 9.9% in 1997 as compared to 1996. The increase in expenses in 1997 is a result of increased personnel and salary expenses and other administrative expenses associated with a higher level of activity.

ACQUISITION OF IN-PROCESS RESEARCH AND DEVELOPMENT. In November 1997, the Company purchased a transcatheter closure product line used by Schneidt Implantate GmbH of Frankfort, Germany. Included in the purchase was in-process research and development costs of $441,457. This amount was charged against income in the fourth quarter of 1997 as the underlying research and development projects had not reached technological feasibility.

INTEREST INCOME. Interest Income decreased $21,142 in 1997 compared to 1996 because of fewer funds available for investment.

1996 Compared to 1995

NET SALES. The Company had net sales of $125,120 for 1996 compared to no sales in 1995. The Company completed the development of the EVD Probe and the ABCOM 2000 monitor in the late 1996 and began limited shipments of these products. These shipments were made to a small group of pediatric hospitals and foreign distributors.

GROSS PROFIT. The Company's gross profit margin as a percentage of net sales was 50.5% in 1996. The Company believes that these margins are not necessarily representative of the margins that it will realize in the future.

RESEARCH AND DEVELOPMENT. Research and Development expenses increased 29.8% to $894,517 in 1996 from $689,354 in 1995. This increase resulted from the addition of several new engineering personnel as it commenced development of a new generation ABCOM monitor and the redevelopment of the TTD device.

SALES AND MARKETING. Sales and Marketing expenses decreased 15.4% to $249,180 in 1996 from $294,571 in 1995. This decrease was the result of the resignation of its Vice President of Sales in mid-1996.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses increased 38.7% to $613,041 in 1996 from $441,960 in 1995. This increase was the result of increased personnel, including a Chief Financial Officer, and other administrative expenses associated with a higher level of activity.

INTEREST INCOME. Interest Income increased to $324,632 in 1996 from $137,827 in 1995, primarily as a result of more funds available for investment. The additional funds came from a private placement of common stock in February 1996 and from the exercise of stock options and warrant throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had cash and cash equivalents and short-term investments of $4,420,180 and working capital of $4,490,118.

The Company used cash of $1,766,931 in 1997 operating activities. The Company's net loss of $2,592,470 included a non-cash expense of $441,457, which represented the issuance of 85,000 shares of common stock in connection with the acquisition of in-process research and development.

The Company generated $1,780,381 in cash from investing activities primarily through net sales and maturities of $2,034,284 of short-term investments, which were partially offset by purchases of property and equipment of $222,446. The Company also generated $66,562 of cash from financing activities pursuant to funds received from the issuance of stock options.

The Company believes that its existing cash, cash equivalents and short-term investments together with funds generated from operations will enable it to meet its liquidity and capital resource needs for the next 12 months.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required under this Item with respect to directors is contained in the Section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in June 1998 ("1998 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.

Information concerning executive officers is set forth in the Section entitled "Executive Officers of the Company" in Part I of this Form 10-KSB pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-B.

ITEM 10  EXECUTIVE COMPENSATION

Information required under this item is contained in the section entitled "Executive Compensation" in the 1998 Proxy Statement and is incorporated herein by reference.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

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

                                    Applied Biometrics, Inc.
                                         ("Registrant")

Dated:   March 25, 1998             By:  /s/ Joseph A. Marino
                                         --------------------
                                         Joseph A. Marino
                                         Chairman, Chief Executive Officer, and
                                         President (Principal Executive Officer)


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

Signature                                               Title
---------                                               -----

     /s/  Joseph A. Marino          Chairman, Chief Executive Officer, and
-----------------------------       President
Joseph A. Marino


     /s/  Patrick Delaney           Director
-----------------------------
Patrick Delaney


     /s/  George Kline              Director
-----------------------------
George Kline


     /s/  Demetre Nicoloff          Director
-----------------------------
Demetre Nicoloff, M.D., Ph.D.


     /s/  Gerald J. Prescott        Vice President and Chief Financial Officer
-----------------------------       (Principal Financial and Accounting Officer)
Gerald J. Prescott

To the Board of Directors
and Shareholders of
Applied Biometrics, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Applied Biometrics, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Minneapolis, MN
February 19, 1998

                            APPLIED BIOMETRICS, INC.
                                  BALANCE SHEET


                                                                    December 31,
                                                             ----------------------------
                                                                 1997            1996
                                                             ------------    ------------
ASSETS

Current assets:
         Cash and cash equivalents                           $    821,673    $    741,661
         Short-term investments                                 3,598,507       5,632,791
         Accounts receivable                                         --            19,417
         Inventory                                                150,493         222,476
         Prepaid expenses and other current assets                 86,166         226,665
                                                             ------------    ------------
                  Total current assets                          4,656,839       6,843,010

Property and equipment, net                                       571,374         528,398
Patents, net                                                      200,125         109,307
Other assets                                                        9,585           9,585
                                                             ------------    ------------
                  Total assets                               $  5,437,923    $  7,490,300
                                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

         Trade accounts payable                              $     76,042    $    126,257
         Accrued expenses and other liabilities                    90,679          76,933
                                                             ------------    ------------
                  Total current liabilities                       166,721         203,190

Commitments (Note8)

Shareholders' equity:
         Common stock, $.01 par value, 10,000,000 shares
         authorized, 4,276,117 and 4,168,987 shares issued
         and outstanding, respectively                             42,761          41,690
         Additional paid-in capital                            20,278,959      19,703,468
         Accumulated deficit                                  (15,050,518)    (12,458,048)
                                                             ------------    ------------
              Total shareholders' equity                        5,271,202       7,287,110
                                                             ------------    ------------
              Total liabilities and shareholders' equity     $  5,437,923    $  7,490,300
                                                             ============    ============


                 See accompanying notes to financial statements.

                            APPLIED BIOMETRICS, INC.
                             STATEMENT OF OPERATIONS


                                                                    Year Ended December 31,
                                                                  --------------------------
                                                                      1997          1996
                                                                  -----------    -----------
Net sales                                                         $    64,940    $   125,120
Cost of goods sold                                                     32,175         61,975
                                                                  -----------    -----------
      Gross profit                                                     32,765         63,145

Operating expenses
      Research and development                                      1,409,280        894,517
      Sales and marketing                                             404,309        249,180
      General and administrative                                      673,679        613,041
      Acquisition of in-process research and development(Note5)       441,457           --
                                                                  -----------    -----------
          Total operating expenses                                  2,928,725      1,756,738

          Loss from operations                                     (2,895,960)    (1,693,593)

Interest income                                                       303,490        324,632
                                                                  -----------    -----------

          Net loss                                                 (2,592,470)    (1,368,961)
                                                                  ===========    ===========

Loss per common share
         Basic                                                    $      (.62)   $      (.35)
                                                                  ===========    ===========
         Diluted                                                  $      (.62)   $      (.35)
                                                                  ===========    ===========

Weighted average common shares outstanding                          4,186,896      3,917,268
                                                                  ===========    ===========


                 See accompanying notes to financial statements.

                            APPLIED BIOMETRICS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY


                                       Common Stock    Additional Paid-In  Accumulated
                                   Shares       Amount      Capital          Deficit
                                ------------   --------   ------------    ------------
December 31, 1995                  2,943,410   $ 29,434   $ 13,507,155    $(11,089,087)

     Private placement of
     common stock, net of
     offering expenses of
     $587,133                        860,000      8,600      4,564,267            --



     Exercised of stock
     options and warrants            365,577      3,656      1,632,046            --



1996 Net Loss                           --         --             --        (1,368,961)
                                ------------   --------   ------------    ------------



December 31, 1996                  4,168,987     41,690     19,703,468     (12,458,048)



Shares issued for purchase of
transcatheter closure product
line                                  85,000        850        509,150            --



Exercise of stock options             22,130        221         66,341            --

1997 Net loss                           --         --             --        (2,592,470)
                                ------------   --------   ------------    ------------


December 31, 1997                  4,276,117   $ 42,761   $ 20,278,959    $(15,050,518)
                                ============   ========   ============    ============


                 See accompanying notes to financial statements.

                            APPLIED BIOMETRICS, INC.
                             STATEMENT OF CASH FLOWS


                                                            Year ended December 31,
                                                          --------------------------
                                                             1997           1996
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                $(2,592,470)   $(1,368,961)
  Adjustments to reconcile net loss to net cash used by
       operating activities
           Depreciation and amortization                      188,652        120,567
           Non cash acquisition of in-process
           Research and Development                           441,457           --
           Cash flows provided by (used for)changes in:
           Accounts receivable                                 19,417        (19,417)
           Inventory                                           71,983       (222,476)
           Prepaid expenses and other current assets          140,499       (180,082)
           Trade accounts payable                             (50,215)           460
           Accrued expenses and other liabilities              13,746         17,741
                                                          -----------    -----------
               Net cash used by operating activities       (1,766,931)    (1,652,168)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Sales and maturities of short-term investments            4,734,808      3,874,633
  Purchases of short-term investments                      (2,700,524)    (7,754,159)
  Cash expended for purchase of product line                  (31,457)          --
  Purchase of Property and equipment                         (222,446)      (392,536)
                                                          -----------    -----------
    Net cash provided (used) by investing activities        1,780,381     (4,272,062)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement of
    common stock                                                 --        4,572,867
  Proceeds from exercise of stock options
    and warrants                                               66,562      1,635,702
                                                          -----------    -----------
         Net cash provided by financing activities             66,562      6,208,569
                                                          -----------    -----------

Net increase in cash and cash equivalent                       80,012        284,339

Cash and cash equivalents at beginning of year                741,661        457,322
                                                          -----------    -----------
Cash and cash equivalents at end of year                  $   821,673    $   741,661
                                                          ===========    ===========


                 See accompanying notes to financial statements

                            APPLIED BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES

ORGANIZATION - Applied Biometrics, Inc. (the "Company") is engaged in the development, manufacturing and marketing of interventional cardiology products and medical diagnostic equipment for hospital operating rooms and intensive care units. The Company has developed and obtained patents on a transcatheter closure product line and two continuous cardiac output monitoring devices which use Doppler ultrasound to measure cardiac output.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - Cash equivalents are highly liquid marketable securities with original maturities of three months or less.

SHORT-TERM INVESTMENTS - Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase. At December 31, 1997 and 1996, all short-term investments are considered available for sale as the Company does not have the intent or ability to hold these securities to maturity.

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

PATENTS - The costs of patents are capitalized and amortized on a straight-line basis over their estimated useful lives. The recoverability of unamortized patents costs is assessed on an ongoing basis by comparing anticipated undiscounted future cash flows from the related products to net book value.

RESEARCH AND DEVELOPMENT - The costs of Research and Development are expensed as incurred.

INCOME TAXES - Income taxes are accounted for using the liability method. The liability method requires the recognition of deferred tax assets and liabilities for differences between the financial reporting and income tax bases of the Company's assets and liabilities.

LOSS PER COMMON SHARE - Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents, consisting of shares which might be issued upon exercise of stock options and warrants, are not included in weighted average common shares for purposes of determining diluted earnings per share in years where losses are reported since their inclusion would be anti-dilutive.

NOTE 2 - SHORT TERM INVESTMENTS

The following is a summary of short-term investments:

                                                     December 31,
                                          ----------------------------------
                                              1997                  1996
                                              ----                  ----
      Debt Securities:
         U.S. Treasury obligations        $  1,258,750          $  3,315,615
         Certificates of Deposit               370,000               650,000
         U.S. Government Agency              1,969,757             1,165,120
         Corporate Debt Securities               --                  502,056
                                          ------------          ------------
                                          $  3,598,507          $  5,632,791
                                          ============          ============

The estimated fair value of investments approximates cost (amortized cost for debt securities) and, accordingly, there are no unrealized gains or losses as of December 31, 1997 or 1996.

The estimated fair value of debt securities available for sale by contractual maturity as of December 31, 1997 is as follows:

                      Due within one year           $3,598,507
                                                    ==========

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is comprised as follows at December 31,


                                                 1997                  1996
                                                 ----                  ----

      Machinery and Equipment               $ 839,960             $ 630,332
      Furniture and fixtures                   83,984                72,051
      Leasehold improvements                   70,773                69,888
                                            ---------             ---------
                                              994,717               772,271
      Less: Accumulated depreciation         (423,343)             (243,873)
                                            ---------              --------
                                            $ 571,374             $ 528,398
                                            =========             =========

NOTE 4 - PATENTS

Patents are comprised as follows at December 31,

                                                 1997                  1996
                                                 ----                  ----

      Patents                               $ 256,564             $ 156,564
      Less:  Accumulated amortization         (56,439)              (47,257)
                                            ---------             ----------
                                            $ 200,125             $ 109,307
                                            =========             =========

NOTE:  5 - PURCHASE OF PRODUCT LINE

In November 1997, the Company acquired the technology and assets (including the in-process research and development) of the transcatheter closure product line of Schneidt Implantate, GmbH of Frankfurt, Germany. The total purchase price was $541,457, which included 85,000 shares of common stock, and $31,457 of acquisition related costs. The assets acquired consisted exclusively of patents and other intangibles. The acquisition cost was allocated to the assets acquired based on their respective fair values. The in-process research and development costs of $441,457 were charged against income in 1997, as the underling research and development projects had not yet reached technological feasibility.

NOTE 6 - COMMON STOCK OPTIONS AND STOCK WARRANTS

The Company has stock option plans (Plans) which permit granting of both qualified and non-qualified stock options to employees, directors, officers and others. At December 31, 1997, a total of 628,667 stock options were outstanding under the Plans. The Board of Directors is authorized to grant an additional 89,870 shares of common stock under the Plans. Options have been granted at an option price per share equal to or greater than the fair value at the date of the grant. The options generally vest over a three to five year period and expire after seven to ten years.

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation" in 1996. As allowed by FAS No. 123, the Company applied APB Option No. 25 and related interpretations in accounting for its stock option plans and accordingly, does not recognize compensation expense related thereto. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by FAS 123, net loss and not loss per share would have been increased to the pro forma amounts indicated in the following table:


                                                  1997             1996
                                                  ----             ----

          Net loss - as reported              $(2,592,470        $(1,368,961)
          Net loss - pro forma                $(3,236,790)       $(1,999,059
          Net loss per share - as reported    $      (.62)       $     (0.35)
          Net loss per share - pro forma      $      (.77)       $     (0.51)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                1997                1996
                                                ----                ----

          Expected dividend level               0.0%                0.0%
          Expected stock price volatility      48.9%               55.0%
          Risk-free interest rate               5.7%                6.2%
          Expected life of options              4-6 years           4-6 years

The table below summarizes all stock option activity:


                                                    Exercise Price      Weighted Average
                                Number of shares       Per Share          Exercise Price
                                ----------------       ---------          --------------
Outstanding at December 31, 1995      548,134         $3.00 - $60.00           $5.27
Granted                               220,000        $11.75 - $12.625         $12.11
Canceled                               (5,400)        $6.56 - $60.00          $10.52
Exercised                             (70,767)        $3.00 - $9.00             5.17
                                      -------

Outstanding at December 31, 1996      691,967         $3.00 - $12.625           7.41
Granted                                69,000         $8.50 - $9.875           $9.82
Canceled                             (110,170)        $4.625 - $60.00         $10.97
Exercised                             (22,130)        $4.625 - $5.00           $4.50
                                      -------

Outstanding December 31, 1997         628,667         $3.00 - $12.675          $7.15
                                      =======

Exercisable at December 31, 1996      505,166
                                      =======


The following table summarizes additional information related to stock options outstanding at December 31, 1997:


                                  Outstanding Options                         Options Exercisable
                                  -------------------                         -------------------

                             Number           Weighted Average                                Number
  Range of Exercise      Outstanding at          Remaining         Weighted Average       Exercisable at       Weighted Average
       Prices              12/31/97           Contractual Life      Exercise Price           12/31/97           Exercise Price
       ------              --------           ----------------      --------------           --------           --------------
$3.00 - $8.50                375,667              4.93 years             $ 4.59               373,667                $ 4.57
$9.00 - $12.625              253,000              5.94 years             $10.85               131,499                $10.96


NOTE 7 - INCOME TAXES

The Company has available net operating loss carryforwards which begin to expire in 2005. As a result of limitation imposed under Section 382 of the Internal Revenue Code (IRC), both the annual amount and timing of utilization of these carryforwards are limited. Therefore, the Company effectively has a total net operating loss carryforward of approximately $8,880,000. Of this amount, approximately $835,000 is subject to limitation and may be utilized at a rate of approximately $57,000 per annum. In the event of additional common stock issuance's, the Company's net operating loss carryforwards may be subject to further limitations pursuant to Section 382 of the IRC.

At December 31, 1997, the Company has approximately $8,750,000 of available loss carryforwards and net temporary differences available to offset taxable income in future periods. At existing tax rates, the future benefits are approximately $3,495,000. A valuation allowance has been established for the entire net tax benefit associated with all carryforwards and temporary differences at December 31, 1997 as their realization is not "more likely than not." The composition of expected future tax benefits is as follows:

                                                     December 31,
                                            -------------------------------
                                             1997                    1996
                                             ----                    ----

     Loss carryforward                 $3,520,000              $2,500,000
     Temporary differences:
     Patent amortization                  (65,000)                (65,000)
     Other                                 40,000                  30,000
                                        ---------               ---------
                                        3,495,000               2,465,000

     Less:  Valuation allowance         3,495,000               2,465,000
                                        ---------               ---------
                                            --                      --
                                        =========               =========

NOTE 8 - LEASE COMMITMENTS

In February 1994, the Company entered into a five year lease arrangement for a facility in Burnsville, Minnesota. The future minimum payments under this lease are as follows:


          Year Ending December 31,                        Operating Leases
                    1998                                       $57,516
                    1999                                       $14,379
                                                               -------
            Minimum lease payment                              $71,895
                                                               =======


Rental expense under operating leases including common area maintenance and real estate tax, was $97,780 and $95,375 during the years ended December 31, 1997 and 1996, respectively.

                                  EXHIBIT INDEX

EXHIBIT
   NO.                              DESCRIPTION
-------                             -----------
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

10.7 Applied Biometrics, Inc. 1994 Stock Plan (incorporated by reference to Exhibit 10.1 to the September 1994 Form 10-Q).

10.8 Purchase Agreement dated October 23, 1997 regarding purchase of assets from Bernhardt Schneidt and Dr. Rainer Schrader.

10.9 Non Competition, confidentiality and assignment of Inventions Agreement dated November 2, 1997 between Registrand and Dr. Rainer Schrader.

23.1           Consent of Price Waterhouse

24.1           Powers of Attorney (included on signature page).

27.1           Financial Data Schedule