Form 10QSB
period 1998-03-31
APPLIED BIOMETRICS INC
filed 1998-05-06
CIK 816568

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
             -------------------------------------------------------

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____ to _____

                         Commission File number 0-22146

                            APPLIED BIOMETRICS, INC.

        (Exact name of small business issuer as specified in its charter)

                         Minnesota               41-1508112
             -------------------------------------------------------
             (State of other jurisdiction of     (I.R.S. Employer
             Incorporation or organization)      Identification No.)

                     501 E. Highway 13, Burnsville, MN 55337
             -------------------------------------------------------
              (Address of principal executive office and zip code)

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

      At April 26, 1998, there were outstanding 4,296,117 shares of common stock, $0.01 par value.

                            APPLIED BIOMETRICS, INC.

                                Form 10-QSB Index
                                 March 31, 1998

Part I:       Financial Information.........................................3

Item 1.       Financial Statements..........................................3

              Balance Sheets Unaudited at March 31, 1998
              and Audited at December 31, 1997..............................3

              Unaudited Statement of Operations for the Three
              Month Periods ended March 31, 1998 and 1997...................4

              Statement of Shareholders' Equity for
              year ended December 31, 1997 and for
              the Unaudited Three Months Period ended March 31, 1998........5

              Unaudited Statement of Cash Flows for the
              Three Month Periods Ended March 31, 1998
              and 1997......................................................6

              Notes to Unaudited Financial Statements.......................7

Item 2.       Management's Discussion and Analysis
              Or Plan of Operation..........................................8

Part II:      Other Information.............................................10

Item 1.       Legal Proceedings.............................................10

Item 2.       Changes in Securities.........................................10

Item 3.       Defaults Upon Senior Securities...............................10

Item 4.       Submission of Matters to a Vote of
              Security Holders..............................................10

Item 5.       Other Information.............................................10

Item 6.       Exhibits and Reports of Form 8-K..............................10

Signatures    ..............................................................11

                          Part 1: Financial Information

Item 1.  Financial Statements

                            APPLIED BIOMETRICS, INC.
                                 Balance Sheets

                                                        March 31,
                                                           1998         December 31,
                                                       (Unaudited)          1997
                                                      ------------      ------------
ASSETS
Current Assets
  Cash and cash equivalents                                993,685           821,673
  Short-term investments                                 2,944,967         3,598,507
  Accounts Receivable                                       20,490              --
  Inventory                                                146,769           150,493
  Prepaid expensed and other current assets                 96,577            86,166
                                                      ------------      ------------

  TOTAL CURRENT ASSETS                                   4,202,488         4,656,839

Property and equipment, net                                565,538           571,374
Patents, net                                               193,663           200,125
Other assets                                                 9,585             9,585
                                                      ------------      ------------

  TOTAL ASSETS                                        $  4,971,274      $  5,437,923
                                                      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                    78,321            76,042
  Accrued expenses and other liabilities                    96,158            90,679
                                                      ------------      ------------

  TOTAL CURRENT LIABILITIES                                174,479           166,721

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value,
    10,000,000 shares authorized:
    4,296,117 and 4,276,117 shares issued
    and outstanding at March 31, 1998 and
    December 31, 1997, respectfully                         42,961            42,761
  Additional paid-in-capital                            20,371,259        20,278,959
  Accumulated deficit                                  (15,617,425)      (15,050,518)
                                                      ------------      ------------

TOTAL SHAREHOLDERS' EQUITY                               4,796,795         5,271,202

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY            $  4,971,274      $  5,437,923
                                                      ============      ============

                            APPLIED BIOMETRICS, INC.
                             Statement of Operations
                                   (Unaudited)

                                             Three Months Ended
                                        ----------------------------
                                          March 31,        March 31,
                                            1998             1997
                                        -----------      -----------

Net Sales                               $    20,490      $    56,070

Cost of Sales                                 4,098           26,850
                                        -----------      -----------

   Gross Profit                              16,392           29,220
                                        -----------      -----------

Operating Expenses:
   Research and Development                 319,036          319,448
   Sales and Marketing                      145,662           72,197
   General and Administrative               176,005          163,593
                                        -----------      -----------

   Total Operating Expenses                 640,703          555,238
                                        -----------      -----------

Operating loss                             (624,311)        (526,018)

Interest income                              57,404           84,176
                                        -----------      -----------

Net Loss                                $  (566,907)     $  (441,842)
                                        ===========      ===========

Loss per common share:
   Basic                                $      (.13)     $      (.11)
                                        ===========      ===========
   Diluted                              $      (.13)     $      (.11)
                                        ===========      ===========

Weighted average common shares            4,281,228        4,169,487
outstanding                             ===========      ===========

                            APPLIED BIOMETRICS, INC.
                        Statement of Shareholders' Equity

                                                                             Additional
                                                  Common Stock                 Paid-In        Accumulated
                                             Shares           Amount           Capital          Deficit
December 31, 1996                            4,168,987     $     41,690     $ 19,703,468     $(12,458,048)

Shares issued for purchase of
transcatheter closure product line              85,000              850          509,150

Exercise of stock options                       22,130              221           66,341

1997 Net Loss                                                                                  (2,592,470)
                                          ------------     ------------     ------------     ------------

December 31, 1997                            4,276,117           42,761       20,278,959      (15,050,518)

Exercise of stock options
(unaudited)
                                                20,000              200           92,300

Net loss three months ended
March 31, 1998 (unaudited)                                                                       (566,907)
                                          ------------     ------------     ------------     ------------

March 31, 1998 (unaudited)                   4,296,117           42,961       20,371,259     $(15,617,425)
                                          ============     ============     ============     ============

                            APPLIED BIOMETRICS, INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                Three Months Ended
                                                           ----------------------------
                                                             March 31,        March 31,
                                                               1998             1997
                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                               $  (566,907)     $  (441,842)
    Adjustments to reconcile net loss to net
    cash provided by operating activities:
         Depreciation and amortization                          58,896           41,406
         Cash flows provided by (used for) changes in:
         Accounts receivables                                  (20,490)         (20,857)
         Inventory                                               3,724          (10,014)
         Prepaid expenses and other assets                     (10,411)          37,661
         Accounts payable                                        2,279           27,366
         Accrued expenses and other liabilities                  5,479           13,887
                                                           -----------      -----------
         Net cash flows used by operating activities          (527,430)        (352,393)
                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales and maturities of short term investments             653,540        1,750,370
    Purchases of short-term investments                           --         (1,135,713)
    Purchase of property and equipment                         (46,598)         (74,150)
                                                           -----------      -----------
         Net cash used in investing activities                 606,942          540,507
                                                           -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
    Exercise of options and warrants                            92,500            3,000
                                                           -----------      -----------
         Net cash provided by financing activities              92,500            3,000
                                                           -----------      -----------
    Net (decrease) increase in cash and
    cash equivalents                                           172,012          191,114

CASH AND CASH EQUIVALENTS:
    Beginning of period                                        821,673          741,661
                                                           -----------      -----------

          End of period                                    $   993,685      $   932,775
                                                           ===========      ===========

                            APPLIED BIOMETRICS, INC.

                     NOTES TO UNADUITED FINANCIAL STATEMENTS


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

Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year 1998.

These statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1998 included in the Company's Form 10-KSB for the year ended December 31, 1997.

Note 2. Purchase of Product Line

In November 1997, the Company acquired the technology and assets (including the in-process research and development) of the transcatheter closure product line of Schneidt Implantate, GmbH of Frankfurt, Germany. The total purchase price was $541,457 which included 85,000 shares of common stock, and $31,457 of acquisition related costs. The assets acquired consisted exclusively of patents and other intangibles. The in-process research and development costs of $441,457 were charged against income in 1997, as the underling research and development projects had not yet reached technologic feasibility.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

For the three months ended March 31, 1998 and 1997.


NET SALES. For the three months ended March 31, 1998 the Company had net sales of $20,490 compared to $56,070 for the three months ended March 31, 1997. Sales in the first quarter of 1998 are from the initial shipments of the transcatheter closure product line that was acquired in November 1997. The Company expects these sales to increase during subsequent quarters in 1998. The sales in the first quarter of 1997 were from the Company's cardiac output monitoring system. There were no sales of this system in the first quarter of 1998 as a result of the Company making a strategic decision in the third quarter of 1997 not to continue marketing its cardiac output monitoring system until completion of the development of the next generation system. The new system is presently undergoing lab and clinical testing and is expected to be available to the market upon successful completion of the testing sometime during 1998. The Company believes that because of the early stage of its sales, that its revenues will continue to fluctuate in future periods.

GROSS PROFIT. The Company's gross profit margin as a percentage of net sales was 80.0% for the three months ended March 31, 1998 compared to 52.1% for the three months ended March 31,1997. The increase in gross margins in the first quarter of 1998 is a result of the Company's transcatheter closure device having a higher gross margin then its cardiac output system. The Company believes that these margins are not necessarily representative of the margins it will realize in the future periods.

RESEARCH & DEVELOPMENT. Research and Development expenses were $319,036 for the three months ended March 31, 1998 compared to $319,448 for the three months ended March 31, 1997. Although the actual research and development expenditures did not increase in 1998, the mix of expenditures changed. The cardiac output monitoring system expenditures decreased slightly because the Company is nearing the completion of the development of this system while the transcatheter closure product line expenditures increased as the Company began the expansion of the development of this product line.

SALES AND MARKETING. Sales and Marketing expenses increased 101.8% to $145,662 for the three months ended March 31, 1998 from $72,197 for the three months ended March 31, 1997. This increase is the result of the following: (1) increased personnel, (2) commencement of marketing of the transcatheter closure device in Europe, (3) expenditures to obtain ISO 9000 certification and the CE mark in Europe and, (4) expenditures to begin clinical trials of the transcatheter product in the United States. The Company expects its sales and marketing expenses to continue to increase in 1998 as it continues its expenditures in these areas.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses increased 7.6% to $176,005 for the three months ended March 31, 1998 from $163,593 for the three months ended March 31, 1997. This increase was the result of increased administrative expenses associated with a higher level of activity. General and Administrative expenses are expected to increase slightly in 1998 as the Company's business activity expands.

INTEREST INCOME. Interest income decreased 31.8% to $57,404 for the three months ended March 31, 1998 from $84,176 for the three months ended March 31, 1997, primarily as a result of fewer funds available for investment.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company has cash and short-term investments of $3,938,652 and working capital of $4,028,009. The Company used cash of $527,430 in operating activity during first quarter of 1998 including a net loss of $566,907. The Company generated funds to support this loss primarily through sales and maturities of short-term investments in the amount of $653,540 and $90,500 generated from the exercise of options and warrants.

The Company believes that its existing cash, cash equivalents and short-term investments together with funds generated from operations will enable the Company to meet its liquidity and capital needs for the next twelve months.


FORWARD LOOKING STATEMENTS

Statements included in this Form 10-QSB that are not historical in nature or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are (1) the Company's limited revenues, history of losses and uncertainty of future results, (2) the uncertainty of market acceptance of the Company's products, and (3) the fact that the Company has limited experience in manufacturing its products in commercial quantities.

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


              NONE


Item 5.       Other Information


              NONE


Item 6.       Exhibits and Reports on Form 8-K


              (a)       Exhibit 27 - Financial Data Schedule
              (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                Applied Biometrics, Inc.
                                              -------------------------------
                                                       Registrant




                                                /s/ Joseph A. Marino
                                              -------------------------------
                                                    Joseph A. Marino
                                                     President, CEO




                                                /s/ Gerald. J. Prescott
                                              -------------------------------
                                                    Gerald J. Prescott
                                                    Vice President and
                                                  Chief Financial Officer



Date: May 4, 1998