Form 10-Q
period 1998-06-30
APPLIED BIOMETRICS INC
filed 1998-08-14
CIK 816568

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission File number 0-22146

                            APPLIED BIOMETRICS, INC.

                           (Exact name of registrant)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       At August 7, 1998, there were outstanding 4,325,617 shares of common stock, $0.01 par value.

                                    1 of 12

                            APPLIED BIOMETRICS, INC.

                                 Form 10-Q Index
                                  June 30, 1998

                                                                            Page
                                                                            ----

Part I:     Financial Information..............................................3

Item 1.     Financial Statements...............................................3

            Balance Sheets Unaudited at June 30, 1998 and
            Audited at December 31, 1997.......................................3

            Unaudited Statements of Operations for the
            Three Month and Six Month Periods ended
            June 30, 1998 and 1997.............................................4

            Audited Statements of Shareholders' Equity for the year
            Ended December 31, 1997 and for the Unaudited Six Month
            Period ended June 30, 1998.........................................5

            Unaudited Statement of Cash Flows for the Six
            Month Periods Ended June 30, 1998 and 1997.........................6

            Notes to Unaudited Financial Statements............................7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operation.......................8

Item 3.     Quantitative and Qualitative Disclosure about Market Risk.........10

Part II:    Other Information.................................................10

Item 1.     Legal Proceedings.................................................10

Item 2.     Changes in Securities and Use of Proceeds.........................10

Item 3.     Defaults Upon Senior Securities...................................10

Item 4.     Submission of Matters to a Vote of Security Holders...............11

Item 5.     Other Information.................................................11

Item 6.     Exhibits and Reports on Form 8-K..................................11

Signatures  ..................................................................12

                                    2 of 12

                          Part I: Financial Information

Item 1.  Financial Statements

                            APPLIED BIOMETRICS, INC.
                                 Balance Sheets

                                                              June 30,
                                                                1998         December 1,
                                                             (Unaudited)        1997
                                                             -----------     -----------
ASSETS
Current Assets:
     Cash and cash equivalents                              $    866,612    $    821,673
     Short-term investments                                    2,571,996       3,598,507
     Accounts Receivable                                          21,942            --
     Inventory                                                   191,224         150,493
     Prepaid expenses and other current assets                    69,128          86,166
                                                            ------------    ------------

     TOTAL CURRENT ASSETS                                      3,720,902       4,656,839

Property and equipment, net                                      517,438         571,374
Patents, net                                                     187,201         200,125
Other assets                                                       9,585           9,585
                                                            ------------    ------------

     TOTAL ASSETS                                           $  4,435,126    $  5,437,923
                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Trade accounts payable                                 $     94,149    $     76,042
     Accrued expenses and other liabilities                       76,718          90,679
                                                            ------------    ------------

     TOTAL CURRENT LIABILITIES                                   170,867         166,721

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 10,000,000 shares
         authorized:  4,316,117 and 4,276,117 shares
         issued and outstanding at June 30, 1998 and
         December 31, 1997, respectfully                          43,161          42,761
     Additional paid-in capital                               20,463,559      20,278,959
     Accumulated deficit                                     (16,242,461)    (15,050,518)
                                                            ------------    ------------

     TOTAL SHAREHOLDERS' EQUITY                                4,264,259       5,271,202
                                                            ------------    ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  4,435,126    $  5,437,923
                                                            ============    ============


                                    3 of 12

                            APPLIED BIOMETRICS, INC.
                             Statement of Operations
                                   (Unaudited)

                                     Three Months Ended            Six Months Ended
                                --------------------------    --------------------------
                                   June 30,       June 30,      June 30,       June 30,
                                     1998           1997          1998           1997
                                -----------    -----------    -----------    -----------
Net Sales                       $    16,950    $     8,870    $    37,440    $    64,940

Cost of sales                         3,390          5,325          7,488         32,175
                                -----------    -----------    -----------    -----------

   Gross profit                      13,560          3,545         29,952         32,765
                                -----------    -----------    -----------    -----------

OPERATING EXPENSES:
   Research and Development         306,955        390,825        625,991        710,273
   Sales and Marketing              218,633        110,225        364,295        182,422
   General and Administrative       165,222        196,260        341,227        359,853
                                -----------    -----------    -----------    -----------

   Total Operating Expenses         690,810        697,310      1,331,513      1,252,548
                                -----------    -----------    -----------    -----------

OPERATING LOSS                     (677,250)      (693,765)    (1,301,561)    (1,219,783)

Interest income                      52,214         80,242        109,618        164,418
                                -----------    -----------    -----------    -----------

NET LOSS                        $  (625,036)   $  (613,523)   $(1,191,943)   $(1,055,365)
                                ===========    ===========    ===========    ===========

BASIC AND DILUTED
LOSS PER COMMON SHARE           $     (0.15)   $     (0.15)   $     (0.28)   $     (0.25)
                                ===========    ===========    ===========    ===========

Weighted average common
Shares outstanding                4,300,732      4,169,587      4,291,034      4,169,537
                                ===========    ===========    ===========    ===========


                                    4 of 12

                            APPLIED BIOMETRICS, INC.
                        Statement of Shareholders' Equity

                                     Common Stock       Additional
                                --------------------      Paid-In      Accumulated
                                 Shares       Amount      Capital        Deficit
                                ---------    -------    -----------   ------------
December 31, 1996               4,168,987    $41,690    $19,703,468   $(12,458,048)

Shares issued for purchase
Of Transcatheter Closure
Product Line                       85,000        850        509,150

Exercise of stock options          22,130        221         66,341

1997 Net Loss                                                           (2,592,470)
                                ---------    -------    -----------   ------------

December 31, 1997               4,276,117     42,761     20,278,959    (15,050,518)

Exercise of stock options
(unaudited)                        40,000        400        184,600

Net loss six months ended
June 30, 1998 (unaudited)                                               (1,191,943)
                                ---------    -------    -----------   ------------

June 30, 1998 (unaudited)       4,316,117     43,161     20,463,559   $(16,242,461)
                                =========    =======    ===========   ============

                                    5 of 12

                            APPLIED BIOMETRICS, INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                  Six Months Ended
                                                            ---------------------------
                                                              June 30,       June 30,
                                                                1998          1997
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $(1,191,943)   $(1,055,365)
     Adjustments to reconcile net loss to net
     Cash provided by operating activities:
         Depreciation and amortization                          117,792         82,812
         Cash flows provided by (used for) changes in:
         Accounts receivable                                    (21,942)        (1,513)
         Inventory                                              (40,731)         6,233
         Prepaid expenses and other assets                       17,038         91,210
         Accounts payable                                        18,107         20,684
         Accrued expenses and other liabilities                 (13,961)         2,969
                                                            -----------    -----------
         Net cash flows used by operating activities         (1,115,640)      (852,970)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales and maturities of short-term investments           1,026,511      2,329,009
     Purchases of short-term investments                           --       (1,600,043)
     Purchase of property and equipment                         (50,932)      (100,350)
                                                            -----------    -----------
         Net cash provided by investing activities              975,579        628,616
                                                            -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                    185,000          3,000
                                                            -----------    -----------
     Net cash provided by financing activities                  185,000          3,000
                                                            -----------    -----------

     Net (decrease) increase in cash and cash equivalents        44,939       (221,354)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                        821,673        741,661
                                                            -----------    -----------

     End of period                                          $   866,612    $   520,307
                                                            ===========    ===========


                                    6 of 12

                            APPLIED BIOMETRICS, INC.


                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



Note 1.  Unaudited Interim Results

The accompanying unaudited financial statements have been prepared in accordance with the instructions to form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year of 1998.

These statements should be read in conjection with the audited financial statements and related notes for the year ended December 31, 1997 included in the Company's Form 10-KSB for the year ended December 31, 1997.

Note 2.  Purchase of Product Line

In November 1997, the Company acquired the technology and assets (including the in-process research and development) of the transcatheter closure product line of Schneidt Implantate, GmbH of Frankfurt, Germany. The total purchase price was $541,457, which included 85,000 shares of common stock and $31,457 of acquisition related costs. The assets acquired consisted exclusively of patents and other intangibles. The in-process research and development costs of $441,457 were charged against income in 1997, as the underling research and development projects had not yet reached technologic feasibility.

                                    7 of 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the three and six months ended June 30, 1998 and 1997.

NET SALES. For the three and six months ended June 30, 1998 the Company had net sales of $16,950 and $37,440 compared to $8,870 and $64,940 in the same periods of 1997. Sales in 1998 resulted entirely from initial shipment of the transcatheter product line that was acquired in November 1997. The Company expects limited but growing sales of this new product line in the second half of 1998. The sales in 1997 were from the Company's cardiac output monitoring system. There were no sales of this system in 1998 as a result of the Company making a strategic decision in the third quarter of 1997 not to continue marketing its cardiac output monitoring system until completion of the development of the next generation system. The development of the new system is essentially complete and is undergoing clinical testing and evaluation before being released to the market place. The Company believes that, because of the early stage of its sales, its revenue will continue to fluctuate in future periods.

GROSS PROFIT. The Company's gross profit margin as a percentage of sales were 80.0% for the three and six months ended June 30, 1998 compared to 40.0% and 50.5% in the same periods of 1997. The increase in gross margins in 1998 resulted because all the Company's sale in 1998 were from the transcatheter closure product line which has a higher gross margin than its cardiac output monitoring system. The 1997 sales were exclusively from the Company's cardiac output monitoring system. The Company believes that these margins are not necessarily representative of the margins it will realize in future periods.

RESEARCH AND DEVELOPMENT. For the three and six months ended June 30, 1998 research and development expenses decreased $83,870 and $84,282 or 21.5% and 11.9%, respectively, as compared to the same periods in 1997. This decrease resulted from completion of development of the cardiac output monitoring system in 1998. The system is presently undergoing clinical testing and evaluation before beginning production and releasing the product to the market. The Company spent approximately $150,000 in new direct costs in 1998 on the development of the new transcatheter product line that was purchased in November 1997. The Company expects these expenditures on the transcatheter products to continue in the second half of 1998.

SALES AND MARKETING. For the three and six months ended June 30, 1998 sales and marketing expenses increased $108,408 and $181,873 or 98.4% and 99.7%, respectively, as compared to the same periods in 1997. The increase is the result of the following: (1) increased personnel expenditures, (2) commencement of marketing of the transcatheter closure product line in Europe (3) expenditures to obtain ISO 9000 certification and the CE mark in Europe and, (4) expenditures to begin clinical trials of the transcatheter product line in the United States. The Company expects its sales and marketing expenditures to continue to increase in 1998 as it continues its expenditures in these areas.

                                    8 of 12

GENERAL AND ADMINISTRATIVE. For the three and six months ended June 30, 1998 general and administrative expenses decreased $31,038 and $18,626 or 15.8% and 5.2%, respectively, as compared to the same periods in 1997. This decrease is the result of a general leveling off of the administrative activity and an effort to control costs. The Company expects these costs to remain stable for the balance of 1998.

INTEREST INCOME. For the three and six months ended June 30, 1998, interest income decreased $28,028 and $54,800, respectively over the same period in 1997 primarily as a result of fewer funds available for investment.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had cash and short-term investments of $3,438,608 and working capital of $3,550,035. The Company used cash of $1,115,640 in operating activity during the first six months of 1998 including a net loss of $1,191,943. The Company generated funds to support this loss primarily through sales and maturities of short-term investments in the amount of $1,026,511 and $185,000 generated from the exercise of options and warrants.

The Company believes that its existing cash, cash equivalents and short-term investments together with funds generated from operations will enable the Company to meet its liquidity and capital resources needs for approximately the next twelve months.

YEAR 2000 COMPLIANCE

The Company has commenced an assessment of its major information technology systems and believes that all necessary modifications or replacements of existing systems have been completed. The Company's progress in this area is being monitored by senior management. Based upon current expenditures and estimates, the Company does not believe the costs of addressing the Year 2000 issues to be material to the financial results or operations of the Company. At this time, the impact on the Company if significant vendor or suppliers are not in compliance cannot be reasonably estimated. The Company intends to develop plans to mitigate the impact of vendors or suppliers who are not in compliance with the Year 2000 issue.

PURCHASE OF PRODUCT LINE

In November 1997, the Company acquired the technology and assets (including the in-process research and development) of the transcatheter closure product line of Schneidt Implantate, GmbH of Frankfurt, Germany. Transcatheter closure devices are a new generation of small, implantable devices which are delivered through a catheter to permanently repair certain cardiac defects in children and adults. The total purchase price was $541,457, which included 85,000 shares of common stock, and $31,457 of acquisition related costs. The assets acquired consisted exclusively

                             9 of 12
of patents and other intangibles.

The Company began limited sales of this product line in Europe in 1998 and through June 30, 1998, had generated sales of $37,440. The Company intends to further develop and expand this product line in 1998 and 1999 and is also pursuing the steps required to obtain ISO certification and the CE mark in 1998 to allow the Company to sell the product line throughout Europe. The Company also intends to obtain market clearance from the United States Food and Drug Administration ("FDA") to market the product in the United States. The Company intends to file an Investigation Device Exemption (IDE) for the United States clinical trials with a view to commencing clinical trials in 1999. The Company expects expenditures for research and development and sales and marketing for this product line to total approximately $500,000 for 1998 and 1999.

FORWARD LOOKING STATEMENTS

Statements included in this Form 10-Q that are not historical in nature or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are (1) the Company's limited revenues, history of losses and uncertainty of future results, (2) the uncertainty of market acceptance of the Company's products, and (3) the fact that the Company has limited experience in manufacturing its products in commercial quantities.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

          Not Applicable


                                     PART II

                                OTHER INFORMATION

Item 1.       Legal Proceedings

                         NONE


Item 2.       Change in Securities and Use of Proceeds

                         NONE


Item 3.       Defaults Upon Senior Securities

                         NONE

                                    10 of 12

Item 4.       Submission of Matters to a Vote of Security Holders

              On June 12, 1998, Applied Biometrics, Inc. held its annual shareholders meeting. There were 4,296,117 shares of common stock eligible to vote.

              (1) The votes cast for the four directors to service until the next annual meeting or until their successors are elected and qualified were:

                                                         FOR           WITHHELD
                                                         ---           --------
                     Joseph A. Marino                  3,981,678         66,200
                     Patrick Delaney                   4,043,078          4,800
                     Demetre Nicoloff, M.D. Ph.d.      4,043,578          4,300
                     Jeffrey Green                     4,043,578          4,300

              (2) The votes cast to ratify and approve the Company's 1998 Stock plan were:

                     FOR   2,342,668     AGAINST    239,655     ABSTAIN   20,960

              (3) The votes cast to ratify and approve the appointment of Price
                  Waterhouse as independent public accountants for the Company for the year ended December 31, 1998 were:

                     FOR   4,048,841     AGAINST    4,250      ABSTAIN   22,216

Item 5.       Other Information


              The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is January 1, 1999. Additionally, if the Company receives notice of a shareholder proposal after March 16, 1999, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5(e) and the persons names in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.


Item. 6.        Exhibits and Reports on Form 8-K

                (a) Exhibit 27 - Financial Data Schedule
                (b) No reports on Form 8-K were filed during the quarter ended
                    June 30, 1998

                                    11 of 12

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               Applied Biometrics, Inc.
                                               ------------------------
                                                      Registrant


                                               /s/ Joseph A. Marino
                                               ------------------------
                                                  Joseph A. Marino
                                                   President, CEO



                                               /s/ Gerald J. Prescott
                                               ------------------------
                                                  Gerald J. Prescott
                                                  Vice President and
                                                Chief Financial Officer


Date:  August 10, 1998

                                    12 of 12