Form 10-Q
period 1998-09-30
APPLIED BIOMETRICS INC
filed 1998-11-13
CIK 816568

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

       At November 6, 1998, there were outstanding 4,336,117 shares of common stock, $0.01 par value.




                                     1 of 12

                            APPLIED BIOMETRICS, INC.

                                 Form 10-Q Index
                               September 30, 1998

                                                                            Page
                                                                            ----

Part I:    Financial Information.............................................3

Item 1.    Financial Statements..............................................3

           Balance Sheets Unaudited at September 30, 1998 and
           Audited at December 31, 1997......................................3

           Unaudited Statements of Operations for the
           Three Month and Nine Month Periods ended
           September 30, 1998 and 1997.......................................4

           Audited Statements of Shareholders' Equity for the year
           Ended December 31, 1997 and for the Unaudited Nine Month
           Period ended September 30, 1998...................................5

           Unaudited Statement of Cash Flows for the Nine
           Month Periods Ended September 30, 1998 and 1997...................6

           Notes to Unaudited Financial Statements...........................7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operation......................8

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

Item 4.    Submission of Matters to a Vote of Security Holders...............11

Item 5.    Other Information.................................................11

Item 6.    Exhibits and Reports on Form 8-K..................................11

Signatures ..................................................................12



                                     2 of 12

                          Part I: Financial Information

Item 1.  Financial Statements

                            APPLIED BIOMETRICS, INC.
                                 Balance Sheets

                                                              September 30,     December 1,
                                                                 1998     .       1997    .
                                                               -------------   ------------
                                                                (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                 $    881,073    $    821,673
     Short-term investments                                       2,098,116       3,598,507
     Inventory                                                      216,355         150,493
     Prepaid expenses and other current assets                       86,374          86,166
                                                               -------------   ------------

     TOTAL CURRENT ASSETS                                         3,281,918       4,656,839

Property and equipment, net                                         485,620         571,374
Patents, net                                                        180,739         200,125
Other assets                                                          9,585           9,585
                                                               -------------   ------------

     TOTAL ASSETS                                              $  3,957,862    $  5,437,923
                                                               =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
     Trade accounts payable                                    $    111,932    $     76,042
     Accrued expenses and other liabilities                          97,014          90,679
                                                               -------------   ------------

     TOTAL CURRENT LIABILITIES                                      208,946         166,721

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 10,000,000 shares
         authorized:  4,336,117 and 4,276,117 shares
         issued and outstanding at September 30, 1998 and
         December 31, 1997, respectfully                             43,361          42,761
     Additional paid-in capital                                  20,555,859      20,278,959
     Accumulated deficit                                        (16,850,304)    (15,050,518)
                                                               -------------   ------------

     TOTAL SHAREHOLDERS' EQUITY                                   3,748,916       5,271,202
                                                               -------------   ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  3,957,862    $  5,437,923
                                                               =============   ============




                                     3 of 12

                            APPLIED BIOMETRICS, INC.
                             Statement of Operations
                                   (Unaudited)

                                     Three Months Ended                    Nine Months Ended
                                     ------------------                    -----------------
                                  September 30,     September 30,    September 30,      September 30,
                                      1998   .          1997   .         1998   .           1997   .
                                   -----------       -----------       -----------       -----------
Net Sales                          $    40,200       $         0       $    77,640       $    64,940

Cost of sales                            8,244                 0            15,732            32,175
                                   -----------       -----------       -----------       -----------

   Gross profit                         31,956                 0            61,908            32,765
                                   -----------       -----------       -----------       -----------

OPERATING EXPENSES:
   Research and Development            279,569           401,236           905,560         1,111,509
   Sales and Marketing                 198,409            97,681           562,704           280,103
   General and Administrative          205,992           159,615           547,219           519,468
                                   -----------       -----------       -----------       -----------

   Total Operating Expenses            683,970           658,532         2,015,483         1,911,080
                                   -----------       -----------       -----------       -----------

OPERATING LOSS                        (652,014)         (658,532)       (1,953,575)       (1,878,315)

Interest income                         44,171            73,955           153,789           238,873
                                   -----------       -----------       -----------       -----------

NET LOSS                           ($  607,843)      ($  584,577)      ($1,799,786)      ($1,639,442)
                                   ===========       ===========       ===========       ===========

BASIC AND DILUTED
LOSS PER COMMON SHARE              ($     0.14)      ($     0.14)      ($     0.42)      ($     0.39)
                                   ===========       ===========       ===========       ===========

Weighted average common
Shares outstanding                   4,329,264         4,171,109         4,303,917         4,170,067
                                   ===========       ===========       ===========       ===========



                                     4 of 12

                            APPLIED BIOMETRICS, INC.
                        Statement of Shareholders' Equity

                                           Common Stock          Additional
                                           ------------            Paid-In      Accumulated
                                       Shares        Amount        Capital        Deficit
                                       ------        ------        -------        -------
December 31, 1996                    4,168,987    $     41,690   $ 19,703,468   $(12,458,048)

Shares issued for purchase
Of Transcatheter Closure
Product Line                            85,000             850        509,150

Exercise of stock options               22,130             221         66,341

1997 Net Loss                                                                     (2,592,470)
                                  ------------    ------------   ------------   ------------
December 31, 1997                    4,276,117          42,761     20,278,959    (15,050,518)

Exercise of stock options
(unaudited)                             60,000             600        276,900

Net loss nine months ended
September 30, 1998 (unaudited)                                                    (1,799,786)
                                  ------------    ------------   ------------   ------------
September 30, 1998 (unaudited)       4,336,117          43,361     20,555,859   $(16,850,304)
                                  ============    ============   ============   ============








                                     5 of 12

                            APPLIED BIOMETRICS, INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                      -----------------
                                                               September 30,    September 30,
                                                                  1998   .           1997  .
                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $(1,799,786)      $(1,639,942)
     Adjustments to reconcile net loss to net
     Cash provided by operating activities:
         Depreciation and amortization                             174,189           124,218
         Cash flows provided by (used for) changes in:
         Accounts receivable                                            --             3,438
         Inventory                                                 (65,862)           42,079
         Prepaid expenses and other assets                            (208)          101,347
         Accounts payable                                           35,890           (21,024)
         Accrued expenses and other liabilities                      6,335            24,034
                                                               -----------       -----------
         Net cash flows used by operating activities            (1,649,442)       (1,365,850)
                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales and maturities of short-term investments              2,000,391         3,259,009
     Purchases of short-term investments                          (500,000)       (1,600,526)
     Purchase of property and equipment                            (69,049)         (192,669)
                                                               -----------       -----------
         Net cash provided by investing activities               1,431,342         1,465,814
                                                               -----------       -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                       277,500            10,813
                                                               -----------       -----------
         Net cash provided by financing activities                 277,500            10,813
                                                               -----------       -----------

     Net (decrease) increase in cash and cash equivalents           59,400           110,777

CASH AND CASH EQUIVALENTS:
     Beginning of period                                           821,673           741,661
                                                               -----------       -----------

     End of period                                             $   881,073       $   852,438
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

Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year of 1998.

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




                                     7 of 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 1998 and 1997.

NET SALES. For the three and nine months ended September 30, 1998 the Company had net sales of $40,200 and $77,640 compared to $-0- and $64,940 in the same periods of 1997. Sales in 1998 resulted entirely from shipments of the transcatheter product line that was acquired in November 1997. The Company expects limited but growing sales of this new product line in the second half of 1998. The sales in 1997 were from the Company's cardiac output monitoring system. There were no sales of this system in 1998 as a result of the Company making a strategic decision in the third quarter of 1997 not to continue marketing its cardiac output monitoring system until completion of the development of the next generation system. The development of the new system is essentially complete and is undergoing clinical testing and evaluation before being released to the market place. The Company believes that, because of the early stage of its sales, its revenue will continue to fluctuate in future periods.

GROSS PROFIT. The Company's gross profit margin as a percentage of sales were 79.5% and 79.7% for the three and nine months ended September 30, 1998 compared to -0-% and 50.5% in the same periods of 1997. The increase in gross margins in 1998 resulted because all the Company's sales in 1998 were from the transcatheter closure product line which has a higher gross margin than its cardiac output monitoring system. The 1997 sales were exclusively from the Company's cardiac output monitoring system. The Company believes that these margins are not necessarily representative of the margins it will realize in future periods.

RESEARCH AND DEVELOPMENT. For the three and nine months ended September 30, 1998 research and development expenses decreased $121,667 and $205,449 or 30.3% and 18.5%, respectively, as compared to the same periods in 1997. This decrease resulted from completion of development of the cardiac output monitoring system in 1998. The system is presently undergoing clinical testing and evaluation before beginning production and releasing the product to the market. The Company spent approximately $158,000 in new direct costs in 1998 on the development of the new transcatheter product line that was purchased in November 1997. The Company expects these expenditures on the transcatheter products to continue in the second half of 1998.

SALES AND MARKETING. For the three and nine months ended September 30, 1998 sales and marketing expenses increased $100,728 and $282,601 or 103.1% and 100.9%, respectively, as compared to the same periods in 1997. The increase is the result of the following: (1) increased personnel expenditures, (2) commencement of marketing of the transcatheter closure product line in Europe
(3) expenditures to obtain ISO 9000 certification and the CE mark in Europe and,
(4) expenditures to begin clinical trials of the transcatheter product line in the United States. The Company expects its sales and marketing expenditures to continue to increase in 1998 as it continues its expenditures in these areas.


                                     8 of 12

GENERAL AND ADMINISTRATIVE. For the three and nine months ended September 30, 1998 general and administrative expenses increased $46,377 and $27,751 or 29.1% and 5.3%, respectively, as compared to the same periods in 1997. This increase is the result of an increase in corporate and patent counsel legal fees. The Company expects these costs to remain stable or increase slightly for the balance of 1998.

INTEREST INCOME. For the three and nine months ended September 30, 1998, interest income decreased $29,784 and $85,084, respectively over the same period in 1997 primarily as a result of fewer funds available for investment.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash and short-term investments of $2,979,189 and working capital of $3,072,972. The Company used cash of $1,649,442 in operating activity during the first nine months of 1998 including a net loss of $1,799,786. The Company generated funds to support this loss primarily through sales and maturities of short-term investments in the amount of $2,000,391 and $277,500 generated from the exercise of stock options.

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

PURCHASE OF PRODUCT LINE

In November 1997, the Company acquired the technology and assets (including the in-process research and development) of the transcatheter closure product line of Schneidt Implantate, GmbH of Frankfurt, Germany. The Transcatheter closure devices are a new generation of small, implantable devices which are delivered through a catheter to permanently repair certain cardiac defects in children and adults. The total purchase price was $541,457, which included 85,000 shares of common stock and $31,457 of acquisition related costs. The assets acquired consisted exclusively of patents and other intangibles.


                                     9 of 12

The Company began limited sales of this product line in Europe in 1998 and through September 30, 1998, had generated sales of $77,640. The Company intends to further develop and expand this product line in 1998 and 1999 and is also pursuing the steps required to obtain ISO certification and the CE mark in 1999 to allow the Company to sell the product line throughout Europe. The Company also intends to obtain market clearance from the United States Food and Drug Administration ("FDA") to market the product in the United States. The Company intends to file an Investigation Device Exemption (IDE) for the United States clinical trials with a view to commencing clinical trials sometime in 1999 or 2000. The Company expects expenditures for research and development and sales and marketing for this product line to total approximately $500,000 for 1998 and 1999.

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

                    NONE

Item 5.  Other Information

                    NONE

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 27 - Financial Data Schedule
         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998






                                    11 of 12

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




                                           Applied Biometrics, Inc.
                                           ------------------------
                                                Registrant


                                             /s/ Joseph A. Marino
                                             --------------------
                                                Joseph A. Marino
                                                 President, CEO



                                           /s/ Gerald J. Prescott
                                           ----------------------
                                             Gerald J. Prescott
                                             Vice President and
                                          Chief Financial Officer


Date:  November 10, 1998




                                    12 of 12