Form 10-K405
period 1998-12-31
APPLIED BIOMETRICS INC
filed 1999-03-30
CIK 816568

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition period from _________ to _________

                         COMMISSION FILE NUMBER: 0-22146

                            APPLIED BIOMETRICS, INC.
               (Exact name of registrant as specified in charter)

                 MINNESOTA                                    41-1508112
      ---------------------------------                   -------------------
      (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                   Identification No.)

       501 EAST HIGHWAY 13, SUITE 108
       BURNSVILLE, MN                                         55337
      ---------------------------------------               ----------
      (Address of principal executive offices)              (Zip code)

       Registrant's telephone number, including area code: (612) 890-1123

     Securities to be registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     YES    [X]      NO     [ ]

[X] Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 23, 1999, assuming as market value the price of $8.00 per share (the last sales price of the Company's Common Stock on the Nasdaq SmallCap Market), the aggregate market value of shares held by non-affiliates was approximately $34,100,600.

As of March 23, 1999, the Company had outstanding 4,462,337 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on June 14, 1999 (the "1999 Proxy Statement") are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 1999 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 1998.

================================================================================

                                TABLE OF CONTENTS

PART I
                                                                                               PAGE NO.
                                                                                               --------
         Item 1.           Business                                                               2
         Item 2.           Properties                                                            13
         Item 3.           Legal Proceedings                                                     14
         Item 4.           Submission of Matters to a Vote of Security                           14
                           Holders

PART II

         Item 5.           Market for Registrant's Common Equity
                           and Related Stockholder Matters                                       14
         Item 6.           Selected Financial Data                                               15
         Item 7.           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations                      16
         Item 7A.          Quantitative and Qualitative Disclosure about Market Risk             18
         Item 8.           Financial Statements and Supplementary Data                           18
         Item 9.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure                                18

PART III

         Item 10.          Directors and Executive Officers of Registrant                        18
         Item 11.          Executive Compensation                                                18
         Item 12.          Security Ownership of Certain
                           Beneficial Owners and Management                                      19
         Item 13.          Certain Relationships and Related Transactions                        19

PART IV

         Item 14.          Exhibits, Financial Statements, Schedules and Reports on
                           Form 8-K                                                              19

SIGNATURES                                                                                       20

FINANCIAL STATEMENTS                                                                             F1

STATEMENTS INCLUDED IN THIS FORM 10-K THAT ARE NOT HISTORICAL OR CURRENT FACTS ARE "FORWARD-LOOKING STATEMENTS" MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. AMONG THESE RISKS AND UNCERTAINTIES ARE (i) THE COMPANY'S LIMITED REVENUES, HISTORY OF LOSSES, FINANCIAL RESOURCES AND UNCERTAINTY OF FUTURE RESULTS; (ii) THE UNCERTAINTY OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; (iii) THE REGULATED NATURE OF THE MEDICAL DEVICE MARKETS AND THE POTENTIAL FOR GOVERNMENTAL REGULATIONS TO CHANGE, IMPACTING THE COMPANY'S ABILITY TO MARKET ITS PRODUCTS, (iv) THE POTENTIAL FOR OTHER MEDICAL DEVICE COMPANIES TO DEVELOP COMPETITIVE PRODUCTS, (v) THE FACT THAT THE COMPANY'S PRODUCTS ARE IN DEVELOPMENT AND THAT THERE ARE INHERENT RISKS TO RELIABILITY, PERFORMANCE AND COMPLETION SCHEDULES IN DEVELOPING MEDICAL DEVICES EMPLOYING NEW TECHNOLOGIES, AND (vi) THE FACT THAT THE COMPANY IS INEXPERIENCED IN MANUFACTURING ITS PRODUCTS IN COMMERCIAL QUANTITIES.


                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

INTRODUCTION

Applied Biometrics (the "Company") is a late-development-stage medical device company, in the business of development and commercialization of advanced medical diagnostic and monitoring systems. The Company's core competencies in ultrasound transducer technology, signal processing, cardiac anatomy and pathology and the fluid dynamics of blood flow position it to develop and commercialize a range of diagnostic and patient monitoring products. The company is currently involved with the development of a new product, which monitors the blood pumping capability of a patient's heart, and is used during and after open-heart surgery.

ORIGINS

In the mid 1980's the Company's founders investigated the use of then new technology - doppler ultrasound - to measure the velocity of blood in the ascending aorta of the human body. In the ensuing years, they developed two products which used ultrasound sensors to measure blood flow in the aorta by imaging 1) through the trachea ("trans-tracheal system") and, 2) directly on the aorta ("trans-aortic system"). Applied Biometrics was founded on the basis of these products, and introduced them into the market in the late 1980's. During this period the majority of the technical challenges associated with ultrasound transducers and signal processing were overcome, and the Company developed products which worked in many clinical settings, however, it could not achieve a desired level of consistency and reliability of performance, and decided to withdraw its products from market.

In the mid 1990's the Company decided to incorporate new technologies to improve the performance, repeatability and reliability of its devices, and engaged in a redesign of its trans-aortic system. It also decided to postpone development of the trans-tracheal system pending successful completion of the aorta-based system.

The Company is currently in the prototype and alpha-testing phase of the development of an advanced version of its trans-aortic system.

TRANS-CATHETER CLOSURE TECHNOLOGY ACQUISITION AND SPIN-OFF

In late 1997, the company acquired a new technology designed to correct a certain class of cardiac conditions involving openings in the septum of the heart. In November of 1998, the Company determined that the technology required resources independent of its core business, and decided to spin off the technology as an independent company to shareholders and key management. The new company, called Cardia, is described in the section covering discontinued operations.

ONGOING BUSINESS

Applied Biometrics, Inc. is in the business of development, manufacture and marketing of medical monitoring and diagnostic devices for use in a variety of clinical, critical care settings. The Company currently has two products cleared for market by the FDA, which provide continuous monitoring of the output of a patient's heart, called cardiac output. The first device measures cardiac output with an ultrasound sensor, which is attached directly to the patient's aorta during open-heart surgery, (The "Trans-Aortic System" or TA System"). The second device also measures cardiac output, but with an ultrasound sensor attached to an endo-tracheal tube, thus sensing the blood flow in the aorta through the wall of the trachea, ("The Trans-Tracheal System"or "TT System"). Neither product is being actively marketed at this time, and the Company is in the process of updating its technology. The first new device, a new trans-aortic (TA) System is designed to be used during and after cardiac surgery and will provide immediate, continuous cardiac output measurements. The purpose of the TA System is to aid medical personnel to better monitor the condition of their patient's heart during and after cardiac and other types of surgery.

COMPANY PRODUCTS

In the mid 1980's, the company developed two innovative cardiac output monitoring products: 1) the "EVD", an ultrasound-based system for placement directly on a patient's aorta (a TA system), and 2) the "TTD", a second ultrasound-based cardiac output device mounted on an endo-tracheal tube, (a TT system). Both products received FDA clearance and were marketed by the Company and later withdrawn from the market. During the past two years, the Company has been updating the product technology in its TA System.

NEW DEVELOPMENT: TRANS-AORTIC SYSTEM ("TA SYSTEM" OR THE "SYSTEM")

The company's primary product development effort is a new trans-aortic cardiac output monitoring system: The TA System. The TA System is a new version of the Company's EVD, with updated technology. The TA System is currently under development: several prototypes have been made and are being tested in the lab and in clinical application.

The purpose for the TA System is to provide real-time, continuous monitoring of the volume of blood the heart is pumping to the body (cardiac output). The System determines the volume of blood flowing in the main artery leading from the heart, the aorta, by using an ultrasound sensor (transducer) to continuously measure the size of the aorta and the velocity of its internal blood flow.

The TA System consists of two components, the Heart Catheter, an ultrasound-based probe which senses the cardiac output, and the Monitor, which energizes the probe, interprets results and displays cardiac output and related measurements. The Monitor has the capability to display cardiac output as a real-time, measurement and cardiac output trend information. In addition, it can derive a measurement called cardiac index, the ratio of cardiac output to body surface area.

The System is designed to be placed during open-heart surgery to monitor a patient's cardiac output before, during and after a variety of heart procedures. The Heart Catheter is a single-use disposable product that is attached by the surgeon directly to the ascending aorta. It is placed into the body during open-chest operations to monitor cardiac output during surgery and the post-operative recovery period.

Following surgery, the Heart Catheter is left attached to the patient's aorta, and it exits the patient's chest to remain attached to the monitor. During the post-operative period, the Monitor provides physicians and other medical personnel continuous, real-time monitoring of cardiac output. The Monitor also provides trending information and feedback for the purpose of setting heart pacemakers and assessing the effect of drug therapies on cardiac output. The Heart Catheter incorporates a patented release mechanism, which allows it to be removed non-surgically once it is no longer required.

ADDITIONAL POTENTIAL FUTURE APPLICATIONS OF TA TECHNOLOGY

The Company believes that future applications of the TA System could involve placement of an ultrasound probe on a variety of vessels during surgical procedures such as vascular grafts and organ transplants to monitor the blood flow as required. Although these and other similar applications have been considered, the methods and usefulness have not been determined, and no current development effort is underway.

In addition, the Company envisions a minimally invasive placement technique for its TA System, whereby it could be placed on the aorta by a small incision with specially-design surgical tools. This would permit its use for a potentially broader range of surgeries, most notably minimally invasive heart procedures, such as stent placement, and transmyachardial revascularization.

FUTURE POTENTIAL PRODUCT DEVELOPMENT PROGRAMS: NEW VERSIONS OF THE "TTD" OR "TT SYSTEM"

The Company believes that its original TTD system represented a breakthrough in cardiac output monitoring technology. The first TTD device, however, presented difficult user ergonomics so the Company discontinued active marketing it in 1991. The Company possesses significant expertise and intellectual property in this device and plans to begin a research and development project intended to bring a TT System back to market at some time in the future. No current resources are being devoted to the TTD and no assurance can be given that such a project would result in the reintroduction of the TTD device or that the TTD device will be successful if it is re-introduced. If the Company is able to successfully develop a TT System, it could become a significant contributor to sales and earnings because of the widespread interest, need and desire for such a non-invasive means of monitoring cardiac output in the critical care environment.

The TT System is envisioned to be a single-use disposable endotracheal tube used during normal surgery with integrated transducers, which, when inserted into the trachea transmits an ultrasound signal through the ascending aorta to determine cardiac output. It would provide a minimally invasive means of measuring cardiac output and if successful, would be a clear and significant improvement over other methods. It is expected that the TT System device could be produced in a variety of sizes for use on a wide range of patients from small children to large adults. Among the expected benefits that such a system could provide over other commonly used methods of measurement of cardiac output are the following:
(i) no invasion of the vascular system or the heart (eliminates potential complications); (ii) no surgical procedure is required; (iii) no indwelling foreign body in the vascular system, major body cavity or major organ is necessary; and (iv) no saline, dye or radioactive substance is necessary for measurement.

COMPANY TECHNOLOGY

The Company's products involve a number of related technologies, including ultrasound transducers, signal processing, cardiac anatomy, fluid dynamics of blood and others. Of particular importance are ultrasound transducer and signal processing technologies, described below.

ULTRASOUND TRANSDUCER

A unique feature of the Company's products is their use of ultrasound transducers to continuously monitor cardiac output. Ultrasound transducers emit high frequency sound waves into the body and then sense the acoustic echoes of the sound waves. In the Company's device, advanced signal processing permits the monitor to determine the diameter of the aorta as well as the velocity of the blood flowing through it. By integrating the velocity profile of the blood across the area of the aorta, cardiac output is derived. The Company's ultrasound technology is highly developed and the Company believes that it is well adapted to cardiac output: the Company engineers and manufactures its own transducers with the size and performance required to meet the unique requirements of size, shape, sensitivity and cost.

SIGNAL PROCESSING

The TA System requires highly advanced ultrasound signal processing in order to interpret the ultrasound signals received from the transducer. Signal-processing scheme requires advanced technology, such as fast fourier technology, and a significant accumulated experience with ultrasound, cardiac anatomy, blood acoustics and aortic fluid flow dynamics.

MARKET AND INDUSTRY BACKGROUND

NEED FOR CARDIAC OUTPUT

The Company believes that medical practitioners recognize the importance of measuring cardiac output (the amount of blood pumped by the heart) in many clinical settings, illustrated by the fact that approximately 1.9 million cardiac output catheterizations are performed each year worldwide. Abnormally low or high cardiac output is an early sign that trouble has or could occur to a patient under anesthesia during or after surgery, or to a patient in intensive care. Of particular interest is the immediate cardiac output of patients undergoing cardiac surgery, including heart transplants and coronary artery bypass surgery. For a broad range of heart surgeries, the patient's heart is virtually stopped, their blood is routed to a heart bypass-pumping device, and then restarted after the procedure is finished. Cardiac output during the critical minutes and hours following the restart of the heart is a critical vital sign and determinant of the success of the procedure. The critical requirement here is real time, beat-to-beat, continuous cardiac output, allowing surgeons, cardiologists and anesthesiologists to react quickly to changes in their patient's condition.

MARKET SIZE AND POTENTIAL

The market for the Company's products, and in particular the TA Systems, is determined by the incidence and location of open-heart surgeries. The Company believes that hospitals and cardiac centers which perform open-chest coronary bypass surgery, transplant and other heart surgeries are the primary customer target sites.

As of the late 1990's, there are approximately 700,000 open-chest procedures performed worldwide annually. This figure represents coronary artery bypass grafting (CABG), heart valve replacement, repairs of congenital heart defects as well as other procedures including heart transplants. The United States represents approximately 70% of the global market. The Company believes the primary long-term market for its TA System will be in placement of the probe on the ascending aorta for measurement of blood flow during these open-chest surgeries and the resulting post-operative recovery period.

The Company believes that other applications could open up new potential markets for an ultrasound-based blood volume system, such as the Company's TA System, where blood flow measurements are deemed necessary but are otherwise unavailable or cost prohibitive. Among the other potential applications are carotid endarterectomies, liver transplants, kidney transplants, femoral bypass, as well as many other vascular procedures. It is impossible to predict whether and to what extent such markets will develop.

The Company believes that the potential market for the Company's TT concept, wherein a blood volume sensor is integrated with an endotracheal tube, could represent an attractive growth opportunity. In this case, anesthesiologists and surgeons could have a non-invasive device which could provide real time, beat-to-beat cardiac output monitoring for all procedures requiring endotracheal tubes, including, potentially, all surgeries which require general anesthesia.

CUSTOMERS

The Company believes that the primary customers for the Company's TA System will be healthcare professionals and institutions associated with cardiac surgery. Accordingly, this includes cardiac surgeons, anesthesiologists, coronary intensivists, and the associated clinical and hospital administrators. The primary hospital customers may be large hospitals, which perform open-heart surgery. Once the Company's products are established, it is anticipated that the company will need to market to hospital groups and buying groups to facilitate large volume purchases.

CHANNELS TO MARKET

There are numerous channels to market for the Company's products to reach the Company's customers. Primary options include direct sales, independent sales representatives, medical device distributors and dealers, and strategic channel partners.

PRICING AND REIMBURSEMENT

Pricing for healthcare devices is characterized by intense competition, extensive government regulations and strong cost-containment pressures. With regard to the Company's proposed products, two primary forces are most likely to impact pricing: reimbursement for open-heart surgery, and price comparisons with alternative devices.

Government and private insurance imposed payment rates for related treatment groups and prospective reimbursement programs provide economic incentives for health care institutions to reduce operating costs. As a result of these reimbursement programs, hospitals and other health care institutions have adopted cost conscious approaches to the utilization of new techniques and equipment. This approach tends to increase the level of acceptance of new products that increase efficiency and productivity. The Company believes, but cannot assure, that its clinical work will demonstrate advantages in cost effectiveness resulting from both the decreased cost of performing the monitoring procedure, as well as the possible benefit of decreased patient complications and shorter time required to recover as a result of continuous cardiac output monitoring using a less invasive device.

While the Company is not aware of any current efforts on the part of the government or other health care insurers to restrict reimbursement for the procedures performed with its products, future regulation and uncertainty among health care institutions about the direction of reimbursement rates could adversely effect the marketing efforts of the Company.

GOVERNMENT REGULATION

US DOMESTIC PRODUCT REGULATION: US FDA 510(K) AND QSR

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

FDA regulations classify medical devices into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with labeling and record-keeping requirements and are subject to other general controls. Class II devices are subject to performance standards in addition to general controls. Class III devices are those devices for which premarket approval (as distinct from premarket notification) is required to assure the devices' safety and effectiveness prior to commercial distribution. All companies subject to FDA regulation must comply with a variety of rules, including the FDA's Quality Systems Regulations (QSR), and are subject to periodic inspections by the FDA and other applicable agencies. If the FDA believe that its regulations have not been fulfilled, it may implement extensive enforcement powers, which were strengthened by the enactment of the Safe Medical Devices Act of 1990. The FDA's powers include, but are not limited to, the ability to ban products from the market, prohibit the operation of manufacturing facilities and effect recalls of products from customer locations.

The Company has received 510(k) clearance to market its EVD and TTD as Class II devices. The Company does not presently believe it will be necessary to submit new 510(k) notifications covering its updated EVD device, the TA System, but cannot finalize its determination until product development is complete.

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

EUROPEAN PRODUCT REGULATION: CE MARK AND ISO

Over the past five years, the European Community of nations has agreed on a common set of medical device standards and processes for the development, manufacturing, marketing and customer support of medical devices. These standards require, among other things, that medical devices sold in the EC have CE marks and follow ISO Quality Systems processes. CE mark and ISO certification require reviews by EC-approved auditors. The Company is aware of these requirements, and is developing its TA System, and its development, manufacturing and management processes with the goal of satisfying EC requirements.

COMPETITION

OVERVIEW

The medical device marketplace is one of rapid innovation and intense competition. Large multinational companies with extensive resources compete on a global basis, while small, innovative venture-backed startups compete in new and emerging markets.

At this time, the Company knows of no products in the cardiac output measurement area that have been commercially offered to the medical community that are similar to the Company's TA System in their underlying technology and application. The company is aware that other companies have had development efforts in this area in the past, but it is unaware of the status of the efforts, and it has not encountered any clinical or marketing activities of any like devices by any competitors. Given the rapid pace of innovation in this market, new competition may arise at any time.

Currently, there are two primary types of alternative devices - employing different technologies and having different performance from the Company's TA System - which may provide some degree of competition. These are: thermodilution catheters and Fick principle devices.

Thermodilution Catheters: These devices require a specialized catheter to be inserted into the patient's blood stream and maneuvered through the heart into the pulmonary artery. Once in place, the device uses a technical principle called thermodilution to derive the flow of the blood by measuring its ability to absorb heat. Thermodilution catheters have the dominant share of the cardiac output market despite having relatively slow response times and complicated placement methods. In addition, since they are not placed on the aorta, they may not measure the entire heart output: they measure a portion of its output and then estimate the real blood flow.

Fick Principle - Fick principle-based systems derive the cardiac output by measuring the body's ability to process respiration gases. This approach is complicated and requires detailed measurement of the blood gas chemistry and the inhaled and exhaled gases. Fick principle systems have been marketed in connection with dedicated patient monitoring systems, but have not reached large market share due to the slow response time, lack of continuous, real-time readings, and complexity of use.

COMPANIES

There are several companies and institutions that are larger and have more resources than those of the Company which have developed and are developing technologies to measure cardiac output which may compete with the Company's products. These include Edwards Critical-Care, a division of Baxter Healthcare Corporation, Spectramed, Inc., a division of British Oxygen Company, and Abbott Critical Care. These companies make and sell catheters, thermodilution cardiac monitors and peripheral products used to measure cardiac output by the thermodilution method. Whereas each of them has more financial resources and is better able than the Company to distribute their products, the Company is unaware of any clinical or commercial activities to market a device with the TA System technology or performance. In addition, there is a French company called Sometec, S.A., which has developed a device to measure cardiac output which uses an ultrasound transducer imaging through the esophagus to the descending aorta. Whereas this system uses ultrasound, it is similar to the Company's devices, but it is applied in the esophagus and images the descending aorta - key differences in application. The Company has no first hand knowledge of the Sometec system, and cannot evaluate its performance nor competitive potential in comparison to the Company's products.

SALES AND MARKETING

The Company is not marketing any products at this time, and as a result has no active sales and marketing activities. In connection with the TA System development, and its commercialization, the Company is preparing the appropriate sales and marketing information for its products, and developing market segment and target customer data. The Company intends to be ready with the appropriate sales and marketing collateral material and programs when its TA System device is ready for commercialization.

The Company is currently evaluating a number of sales strategies, including direct sales, dealer/distributor relationships, manufacturer representatives and strategic sales alliances. The Company intends to hire the appropriate Sales leadership, support team and field sales resources as needed.

RESEARCH AND DEVELOPMENT

STATUS

The Company's R&D strategy has been to perform product development with its own staff, and to develop strong, proprietary competencies in ultrasound transducers, signal processing, cardiac anatomy and pathology and the fluid dynamics of blood flow.

The Company's research and development expenditures for continuing operations were $805,459 and $1,409,280 in 1998 and 1997, respectively. These funds were used primarily to develop the new TA System.

PLANS

The Company plans to increase its R&D spending in the future with the goals of continual refinement of the TA System, of updating the TTD device and of developing additional new devices based on the Company's core technologies.

The Company's immediate goal for the TA Systems is to continue to refine this device until it believes that it will be viewed by the industry as a consistently accurate and reliable device for monitoring cardiac output. After this goal is achieved, the Company will begin to identify other applications and potential modifications for the System that address additional needs of the critical care environment. To bring these other applications to market, if it can be done, additional research and development will be necessary.

The Company anticipates that the redevelopment of the TTD device will require approximately 12 - 24 months of additional development. The Company intends to develop plans for this project during the calendar year of 1999. There can be no assurance that the Company can successfully redevelop the TTD device. The TTD device has already been cleared by the FDA for commercial sale. See - "Governmental Regulation."

MANUFACTURING AND OPERATIONS

The Company's TA System consists of two primary components: the Heart Catheter and the Monitor. The Company currently manufactures both components at its Burnsville, MN location. Certain of the components of the Company's products are manufactured by third party vendors or are off-the-shelf components. The Company's TTD device has also been manufactured at the Burnsville location, but it is not currently in production.

The Company is updating its TA System, and as a result, refining certain elements of its manufacturing and test processes. The Company believes that at the time of commercial product release in the US that its operations will conform to the US FDA Quality Systems Regulations. In addition, the Company intends to seek ISO 9001 certification at some time in the future, which certification shows compliance of the Company's manufacturing facilities with European standards for quality assurance and manufacturing process control. The Company also intends to establish compliance with the applicable requirements that will allow it to affix the CE Mark to its product.

INTELLECTUAL PROPERTY

PATENTS

The Company has received five U.S. patents, two Canadian patents and one European patent which relate primarily to devices and methods used to measure blood flow through a major artery using ultrasound technology. A patent application has been allowed in Japan and a patent has been granted in six European countries through the European Patent Convention (the "EPC") relating to certain of the U.S. patents issued on the TTD device. Another TTD device patent application is currently pending in Japan and Europe.

The Company has also received a U.S. patent relating primarily to the release mechanism employed by the EVD probe. An international patent application related to the issued EVD probe patent is currently pending in various countries. These patents apply to the TA System. There can be no assurance that patents will issue on products developed by the Company in the future, that the patents issued to the Company in the past or in the future will be of material benefit, or that the Company will have sufficient resources or otherwise be able to enforce its patent rights. Nor can there be any assurance that the Company's products do not infringe on patents, copyrights or other proprietary information known or claimed by others, or that others will not successfully utilize part of or all of the Company's technologies without compensation to the Company. If the Company is found to have infringed on the rights of a third party, the Company may be unable to market its products without a license from such third party. There is no assurance that the Company would be able to obtain such a license on satisfactory terms, or at all.

The Company also relies for protection of trade secrets and proprietary know-how on its internal security and secrecy measures and on the employment agreements requiring employees and agents of the Company to observe the confidentiality of Company information and to assign to the Company inventions developed in the course of work for the Company.

EMPLOYEES

The Company currently has eleven full-time employees, of whom six are engaged in research and development, one in sales and marketing, three in general administration and one in manufacturing. The employees are not represented by any unions and the Company believes that relations with its employees are satisfactory.

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

NAME                       AGE                       POSITION WITH COMPANY
----                       ---                       ---------------------

Andrew M. Weiss            42                        Chief Executive Officer, and President

Gerald J. Prescott         57                        Vice President and Chief Financial Officer,
                                                     Through April 16, 1999(1)

Camille M. Meyer           38                        Vice President of Finance and Chief Financial Officer,
                                                     Effective April 17, 1999

Steven R. Wedan            31                        Vice President of Engineering

Andrew M. Weiss was elected Chief Executive Officer and President of the Company effective March 1, 1999. In 1998, Mr. Weiss served as acting President of INTELLX of Boulder, Colorado, a venture stage company involved in medical image processing. From 1995 to 1998 Mr. Weiss was Chief Executive Officer and President of Vital Images, Inc., a Minneapolis-based provider of diagnostic and surgical visualization systems. In 1994 and 1995, he was Vice-President of Global Sales and Marketing for Marquette Medical Systems, a Milwaukee, Wisconsin -based manufacturer of patient monitoring systems. Prior to 1994, Mr. Weiss held various ascending positions with General Electric Company, including several positions with GE Medical Systems.

Camille M. Meyer was hired effective March 29, 1999, by the Company to become Vice President, Finance and Chief Financial Officer effective April 17, 1999. From July 1995 to March 1999, Ms. Meyer served as Controller of Bio-Vascular, Inc. From 1989 to 1995, Ms. Meyer held a series of increasing positions with Deloitte and Touche LLP, a public accounting firm, in their Minneapolis office. Ms. Meyer is a certified public accountant and received a Master's Degree in Business Taxation from Carlson School or Management at the University of Minnesota.

Gerald J. Prescott served as Vice President and Chief Financial Officer of the Company since March 1996 and will do so through April 16, 1999, whereupon he will be succeeded by Ms. Meyer. Mr. Prescott served as a consultant to the Company from December 1994 to March 1996. Prior to joining the Company, Mr. Prescott served as Vice President, Chief Financial Officer of Biomedical Dynamics Corporation, a manufacturer of disposable medical products, from May 1986 to December 1994. Mr. Prescott is a CPA and has a Master's Degree in Accounting from the Wharton School at the University of Pennsylvania.

Steven R. Wedan has served as Vice President of Engineering since March 1999, Director of Engineering since December 1995, and Engineering Manager since December 1994. Prior to joining the Company, Mr. Wedan was a design and development engineer for General Electric Medical Systems, where he developed ultrasound, magnetic resonance, and computed tomography systems. Mr. Wedan has a Bachelor's Degree in Electrical Engineering from Michigan Technological University and a Master's Degree in Electrical and Computer Engineering from Marquette University.

--------
(1) Effective March 29, 1999, the Company hired Camille Meyer to become Vice President of Finance and Chief Financial Officer to succeed Mr. Prescott effective April 17, 1999.

DISCONTINUED BUSINESS: CARDIA, INC.

ORIGINS

On November 2, 1997, the Company acquired certain assets and intellectual property rights relating to Transcatheter Closure Device products ("TCDs"). The TCD's are designed to correct a certain defect in the heart, which compromises the heart's ability to pump blood. In December 1998 the Company determined that the technology required resources independent of its core business, and determined to spin off the technology as an independent company to Company shareholders and key management. The spin-off occurred in February of 1999, and the new company is called Cardia, Inc.

PRODUCT/MARKET

Transcatheter Closure Devices are a new generation of small, implantable devices, which are delivered through a catheter and designed to permanently repair certain cardiac defects in children and adults. The implantation of TCDs often eliminates the need for open-heart surgery, which has traditionally been required.

SPIN OFF - RATIONALE AND VALUE TO SHAREHOLDERS

The Directors approved a plan wherein the Company would provide the assets of the TCD technology to Cardia for 75% or 375,000 shares of Cardia stock valued at
1.00 per share, which would be then distributed directly to Company shareholders, and the remaining 25% or 125,000 shares of Cardia equity would be sold at $1.00 per share to Joseph A. Marino, the Company's past Chief Executive Officer and President. The rationale for the plan was to allow the continuing operations of the Company to focus on the cardiac output monitoring products, to provide an independent company based on the TCD technology and markets and to ensure that the Company shareholders benefited from substantially equivalent equity in both companies with the additional ability to trade the sock of each company on an independent basis.

On February 11, 1999 the Company implemented its plan and transferred its TCD assets to Cardia in exchange for 75% of Cardia's common capital stock, and distributed to Company shareholders one share of Cardia stock for every 11.563 shares of Company Stock held on the record date of January 25, 1999. Twenty-five percent of Cardia's common stock was issued to Joseph A. Marino. Mr. Marino has subsequently been succeeded as Chief Executive Officer and President by Andrew
M. Weiss on March 1, 1999, and resigned as an employee of the Company effective March 22, 1999.

ITEM 2: DESCRIPTION OF PROPERTIES

The Company's executive offices and manufacturing facilities are located at 501 East Highway 13, Suite 108, Burnsville, Minnesota 55337, a suburb of Minneapolis. The Company leases approximately 11,900 square feet of office, manufacturing and warehouse space at such address for $6,690 per month plus common area maintenance and real estate taxes. The lease extends through March 31, 2002. The Company believes that its present facilities will be adequate to serve its needs for the next several years.

ITEM 3: LEGAL PROCEEDINGS


The Company is not a party to any material pending or to its knowledge any threatened legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the-counter market and quoted on the Nasdaq SmallCap Market under the Symbol "ABIO." The following table sets forth the high and low bid prices of the Company's Common Stock for the periods indicated. The bid quotations represent interdealer prices, without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

                               1998                      1997
                               ----                      ----
         Quarter          High       Low           High         Low
         -------          ----       ---           ----         ---

First Quarter             8 1/4      6 3/4         15           8 1/2

Second Quarter           11 1/4      6 3/8         9 1/2        5

Third Quarter             9 1/4      4 1/2         8 1/2        5 3/4

Fourth Quarter            8 3/8      6 7/8         9            5 3/4

On March 23, 1999, the last sales price of the Common Stock was $ 8.00 per share. At March 23, 1999, there were approximately 82 record holders and an additional 1,050 beneficial holders of the Company's Common Stock.

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

ITEM 6: SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with the information contained in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes to Financial Statements contained in Item 8 of this report.

                                                                         Year Ended December 31,
                                                                         -----------------------

Statement of Operations Data:                        1998            1997            1996            1995            1994
                                              -----------     -----------     -----------     -----------     -----------
Net sales                                     $        --     $    64,940     $   125,120     $        --     $        --
Cost of goods sold                                     --          32,175          61,975              --              --
                                              -----------     -----------     -----------     -----------     -----------
         Gross profit                                  --          32,765          63,145              --              --

Operating expenses
        Research and development                  805,459       1,409,280         894,517         689,354         973,535
        Sales and marketing                       364,493         387,900         249,180         294,571         290,273
        General and administrative                582,228         673,679         613,041         441,960         487,658
                                              -----------     -----------     -----------     -----------     -----------

          Total operating expenses              1,752,180       2,470,859       1,756,738       1,425,885       1,751,466
                                              -----------     -----------     -----------     -----------     -----------

          Loss from continuing
          operations                           (1,752,180)     (2,438,094)     (1,693,593)     (1,425,885)     (1,751,466)

Interest income                                   188,189         303,490         324,632         137,827         142,800
                                              -----------     -----------     -----------     -----------     -----------

Net loss from continuing operations            (1,563,991)     (2,134,604)     (1,368,961)     (1,288,058)     (1,608,666)

Discontinued operations

       Loss from operations of
       Transcatheter closure
       business                                (1,838,147)       (457,866)             --              --              --
                                              -----------     -----------     -----------     -----------     -----------

       Net loss                               $(3,402,138)    $(2,592,470)    $(1,368,961)    $(1,288,058)    $(1,608,666)
                                              ===========     ===========     ===========     ===========     ===========

Basic and diluted loss per common share
      Continuing operations                   $     (0.36)    $     (0.51)    $     (0.35)    $     (0.44)    $     (0.56)
      Discontinued operations                       (0.43)          (0.11)             --              --              --
                                              -----------     -----------     -----------     -----------     -----------
                                              $     (0.79)    $     (0.62)    $     (0.35)    $     (0.44)    $     (0.56)
                                              ===========     ===========     ===========     ===========     ===========
Weighted average common shares outstanding      4,312,077       4,186,896       3,917,268       2,914,049       2,881,864
                                              ===========     ===========     ===========     ===========     ===========

Balance Sheet Data:                                 1998                1997              1996               1995              1994
                                                    ----                ----              ----               ----              ----
Cash, cash equivalents and short-term          2,369,413           4,420,180         6,374,452          2,210,587         3,262,731
investments
Working capital                                2,438,938           4,490,118         6,639,820          2,072,181         3,170,093
Total assets                                   3,296,711           5,437,923         7,490,300          2,632,491         3,730,610
Total shareholders' equity                     2,151,564           5,271,202         7,287,110          2,447,502         3,560,558

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS.

1998 compared to 1997

NET SALES. The Company had no revenue in 1998 as it was focusing its efforts on the completion of the development of its cardiac output monitoring system. The new system is presently undergoing lab and clinical testing. The Company believes that because of the early stage of the product, that its net sales will continue to fluctuate in future periods.

RESEARCH AND DEVELOPMENT. Research and Development expense was $805,459 in 1998 as compared to $1,409,280 in 1997, a decrease of $603,821 or 43%. This decrease is the result of fewer personnel in 1998 as compared to 1997 and completion during 1997 of the basic development of the cardiac output monitoring system. The major efforts in 1998 were on product development and refinement as well as lab and clinical testing of the TA System.

SALES AND MARKETING. Sales and Marketing was $364,493 in 1998 compared to $387,900 in 1997, a decrease of $23,907 or 6%. The decrease is a result of the reduction in marketing activities for the cardiac output monitoring system in 1998. In addition, sales and marketing expenses were allocated to the transcatheter closure business, which was distributed to shareholders in February 1999 and is being treated as a discontinued operation in 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expense was $582,228 in 1998 compared to $673,679 in 1997, a decrease of $91,451 or 14%. This decrease is due to general and administrative expenses allocated to the transcatheter closure business in 1998 which is being treated as discontinued operations in 1998.

INTEREST INCOME. Interest income was $188,189 in 1998 compared to $303,490 in 1997, a decrease of $115,301. This decrease is the result of fewer funds available for investment and slightly lower interest rates in 1998.

DISCONTINUED OPERATIONS. In December 1998, the Company's Board of Directors approved a plan to distribute to its shareholders, its transcatheter closure business through a wholly owned subsidiary, Cardia, Inc. The distribution was made on February 11, 1999 to shareholders of record on January 25, 1999. The loss from operations of Cardia, Inc. for 1997 includes results from the date of acquisition of the underlying technology through December 31, 1997. The loss from discontinued operations for the year ended December 31, 1998 includes the estimated future results of operations through the February 11, 1999 spin-off date and includes a non-cash expense related to the pending exercise of stock options held by employees who will join Cardia and does not impact the ongoing operations of the Company.

1997 Compared to 1996

NET SALES. For the year ended December 31, 1997, the Company had net sales of $64,940 compared to $125,120 in the year ended December 31, 1996. The decrease in net sales in 1997 was the result of the Company making a strategic decision in the third quarter of 1997 not to continue to market its present cardiac output monitoring system until the completion of the development of the next generation system.

GROSS PROFIT. The Company's gross profit margin was 50.5% for the year ended December 31, 1997 and 1996. The Company believes that because of the early stage of its product sales, its gross margins are not necessarily representative of the margins it will realize in the future.

RESEARCH AND DEVELOPMENT. Research and Development expenses increased $514,763 or 57.5% in 1997 as compared to 1996. This increase was the result of the continued and expanded development of the cardiac output monitoring system.

SALES AND MARKETING. Sales and Marketing expenses increased $138,720 or 55.7% in 1997 as compared to 1996. This increase was the result of increased sales personnel and other costs associated with the then anticipated rollout of the Company's cardiac output monitoring system.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses increased $60,638 or 9.9% in 1997 as compared to 1996. The increase in expenses in 1997 was a result of increased personnel and salary expenses and other administrative expenses associated with a higher level of activity.

NET LOSS FROM DISCONTINUED OPERATIONS. In November 1997, the Company purchased a transcatheter closure product line used by Schneidt Implantate GmbH of Frankfurt, Germany. Included in the purchase were in-process research and development costs of $441,457 plus other expenses of $16,409. This amount was charged against income in the fourth quarter of 1997 as the underlying research and development projects had not reached technological feasibility. The transcatheter closure business was spun-off to shareholders in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998 the Company had cash and short-term investments of $2,369,413 and working capital of $2,438,938. The Company used $1,399,365 from continuing operations during 1998, including a net loss from continuing operations of $1,563,991. The Company generated funds to support this loss primarily through sales and maturities of short-term investments in the amount of $3,598,507 and $282,500 generated from the exercise of stock options.

The Company believes that, based on its present rate of spending, that its existing cash, cash equivalents and short-term investments together with funds generated from operations will enable the Company to meet its liquidity needs and capital resource needs for approximately the next twelve months.

It is the Company's present plan to raise additional capital sometime during 1999 or 2000 through the issuance of equity, debt or a combination of the two. However, there can be no assurance that additional capital will be available on terms acceptable to the Company.

YEAR 2000 COMPLIANCE

The Company has completed an assessment of its major technology systems and believes that all-necessary modification or replacements of existing systems have been completed to make its systems Year 2000 compliant. Senior management is monitoring the Company's progress in this area. Based upon current expenditures and estimates, the Company does not believe the costs of addressing the Year 2000 issues to be material to the financial results or operations of the Company. At this time, the impact on the Company if significant vendors or suppliers are not in compliance is not considered to be material.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are included herein following the signatures, beginning at page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item with respect to directors is contained in the Section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 1999 ("1999 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.

Information concerning executive officers is set forth in the Section entitled "Executive Officers of the Company" in Part I of this Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

Information required under this item is contained in the section entitled "Executive Compensation" in the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report
     (1) Consolidated Financial Statements See Index to Consolidated Financial Statements
     (2) Financial Statements Schedules have been omitted because they are not required or are not applicable, Or because the information required to be set forth therein either is not material or is included in the Consolidated Financial Statements or related notes.
     (3) See Exhibit Index
(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1998.
(c)  Exhibits
     See Exhibits Index

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Applied Biometrics, Inc.
                                       ("Registrant")

Dated:   March 26, 1999         By:  /s/ Andrew M. Weiss
                                     -------------------
                                         Andrew M. Weiss
                                         Chief Executive Officer, and
                                         President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on March 25, 1997 by the following persons on behalf of the Registrant, in the capacities indicated.

Each person whose signature appears below constitutes and appoints ANDREW M. WEISS and PATRICK DELANEY as his true and lawful attorneys-in-fact and agents, each acting alone, with the full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes and he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature                                                     Title
---------                                                     -----

                /s/  Joseph A. Marino                         Director
----------------------------------------
    Joseph A. Marino


                /s/  Andrew M. Weiss                          Chief Executive Officer and President and Director
----------------------------------------
     Andrew M. Weiss


                   /s/  Patrick Delaney                       Director
----------------------------------------
    Patrick Delaney


                       /s/  Jeffrey Green                     Director
----------------------------------------
    Jeffrey Green


                 /s/  Demetre Nicoloff                        Director
----------------------------------------
 Demetre Nicoloff, M.D., Ph.D.


                 /s/  Gerald J. Prescott                      Vice President and Chief Financial Officer
----------------------------------------                      (Principal Financial and Accounting Officer)
     Gerald J. Prescott

                            APPLIED BIOMETRICS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                        PAGE
                                                                        ----

                   REPORT OF INDEPENDENT ACCOUNTANTS                    F-2

                   CONSOLIDATED BALANCE SHEET                           F-3

                   CONSOLIDATED STATEMENT OF OPERATIONS                 F-4

                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY       F-5

                   CONSOLIDATED STATEMENT OF CASH FLOW                  F-6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           F-7













                                       F1

                        Report of Independent Accountants





To the Board of Directors
and Shareholders of
Applied Biometrics, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of Applied Biometrics, Inc. and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Minneapolis, MN
March 18, 1999






                                       F2

                            APPLIED BIOMETRICS, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                      December 31,
                                                            -----------------------------
                                                                1998             1997
                                                                ----             ----
ASSETS

Current assets:
         Cash and cash equivalents                          $  1,869,413     $    821,673
         Short-term investments                                  500,000        3,598,507
         Inventory                                               175,078          150,493
         Prepaid expenses and other current assets                37,833           86,166
                                                            ------------     ------------
                  Total current assets                         2,582,324        4,656,839

Property and equipment, net                                      427,086          571,374
Patents, net                                                      75,074          100,125
Other assets                                                       9,585            9,585
Net assets of discontinued operations                            202,642          100,000
                                                            ------------     ------------
                  Total assets                              $  3,296,711     $  5,437,923
                                                            ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

         Trade accounts payable                             $     56,186     $     76,042
         Accrued expenses and other liabilities                   87,200           90,679
                                                            ------------     ------------
                  Total current liabilities                      143,386          166,721

Liability for pending issuance of common stock                 1,001,761

Commitments (Note 9)

Shareholders' equity:
         Common stock, $.01 par value, 10,000,000
         shares authorized, 4,337,117 and 4,276,117
         shares issued and outstanding, respectively              43,371           42,761
         Additional paid-in capital                           20,560,849       20,278,959
         Accumulated deficit                                 (18,452,656)     (15,050,518)
                                                            ------------     ------------
              Total shareholders' equity                       2,151,564        5,271,202
                                                            ------------     ------------
              Total liabilities and shareholders' equity    $  3,296,711     $  5,437,923
                                                            ============     ============


          See accompanying notes to consolidated financial statements.



                                       F3

                            APPLIED BIOMETRICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                             Year Ended December 31,
                                                             -----------------------

                                                         1998            1997            1996
                                                  -----------     -----------     -----------
Net sales                                         $        --     $    64,940     $   125,120
Cost of goods sold                                         --          32,175          61,975
                                                  -----------     -----------     -----------
         Gross profit                                      --          32,765          63,145

Operating expenses
         Research and development                     805,459       1,409,280         894,517
         Sales and marketing                          364,493         387,900         249,180
         General and administrative                   582,228         673,679         613,041
                                                  -----------     -----------     -----------

          Total operating expenses                  1,752,180       2,470,859       1,756,738
                                                  -----------     -----------     -----------

          Loss from  continuing operations         (1,752,180)     (2,438,094)     (1,693,593)

Interest income                                       188,189         303,490         324,632
                                                  -----------     -----------     -----------

Net loss from continuing operations                (1,563,991)     (2,134,604)     (1,368,961)

Discontinued operations

         Loss from operations of transcatheter
         closure business                          (1,838,147)       (457,866)             --
                                                  -----------     -----------     -----------

         Net loss                                 $(3,402,138)    $(2,592,470)    $(1,368,961)
                                                  ===========     ===========     ===========

Basic and Diluted loss per common share
         Continuing operations                    $     (0.36)    $     (0.51)    $     (0.35)
         Discontinued operations                        (0.43)          (0.11)             --
                                                  -----------     -----------     -----------
                                                  $     (0.79)    $     (0.62)    $     (0.35)
                                                  ===========     ===========     ===========
Weighted average common shares outstanding          4,312,077       4,186,896       3,917,268
                                                  ===========     ===========     ===========


          See accompanying notes to consolidated financial statements.







                                       F4

                            APPLIED BIOMETRICS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                           Common Stock
                                      ----------------------   Additional Paid-In  Accumulated
                                        Shares        Amount         Capital         Deficit
                                      ----------     -------   ------------------  ------------
December 31, 1995                      2,943,410     $29,434        $13,507,155    $(11,089,087)

Private placement of common
Stock, net of offering expenses
of $587,133                              860,000       8,600          4,564,267              --

Exercise of stock options
and warrants                             365,577       3,656          1,632,046              --

1996 Net loss                                 --          --                 --      (1,368,961)
                                      ----------     -------        -----------    ------------



December 31, 1996                      4,168,987      41,690         19,703,468     (12,458,048)



Shares issued for purchase of
transcatheter closure product line        85,000         850            509,150              --



Exercise of stock options                 22,130         221             66,341              --

1997 Net loss                                                                        (2,592,470)
                                      ----------     -------        -----------    ------------

December 31, 1997                      4,276,117     $42,761        $20,278,959    $(15,050,518)



Exercise of stock options                 61,000         610            281,890              --

1998 Net loss                                 --          --                 --      (3,402,138)
                                      ----------     -------        -----------    ------------
Balance December 31, 1998              4,337,117     $43,371        $20,560,849    $(18,452,656)
                                      ==========     =======        ===========    ============



          See accompanying notes to consolidated financial statements.









                                       F5

                            APPLIED BIOMETRICS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOW



                                                                         Year ended December 31,
                                                                         -----------------------
                                                                  1998           1997            1996
                                                                  ----           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                 $(3,402,138)    $(2,592,470)    $(1,368,961)
     Less loss from discontinued operations                    (1,838,147)       (457,866)             --
                                                              -----------     -----------     -----------
             Net loss from continuing operations               (1,563,991)     (2,134,604)     (1,368,961)
     Adjustments to reconcile net loss from
     continuing operations to net cash used by
     operating activities
             Depreciation and amortization                        224,213         188,652         120,567
             Cash flows provided by (used for) changes in:
            Accounts receivable                                        --          19,417         (19,417)
             Inventory                                            (24,585)         71,983        (222,476)
             Prepaid expenses and other current assets             48,333         140,499        (180,082)
            Trade accounts payable                                (19,856)        (50,215)            460
            Accrued expenses and other liabilities                 (3,479)         13,746          17,741
                                                              -----------     -----------     -----------
              Net cash used by continuing operations           (1,339,365)     (1,750,522)     (1,652,168)
              Net cash used by discontinued operations           (908,616)        (16,409)             --
                                                              -----------     -----------     -----------
              Net cash used by operating activities            (2,247,981)     (1,766,931)     (1,652,168)
                                                              -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Sales and maturities of short-term
       investments                                              3,598,507       4,734,808       3,874,633
     Purchases of short-term investments                         (500,000)     (2,700,524)     (7,754,159)
     Purchase of property and equipment                           (54,874)       (222,446)       (392,536)
     Discontinued operations                                      (30,412)        (31,457)             --
                                                              -----------     -----------     -----------
             Net cash provided (used) by
             investing activities                               3,013,221       1,780,381      (4,272,062)
                                                              -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceed from private placement of common stock                                         4,572,867
     Proceeds from exercise of stock options
       and warrants                                               282,500          66,562       1,635,702
                                                              -----------     -----------     -----------
             Net cash provided by financing activities            282,500          66,562       6,208,569
                                                              -----------     -----------     -----------

Net increase in cash and cash equivalents                       1,047,740          80,012         284,339

Cash and cash equivalents at beginning of year                    821,673         741,661         457,322
                                                              -----------     -----------     -----------
Cash and cash equivalents at end of year                      $ 1,869,413     $   821,673     $   741,661
                                                              ===========     ===========     ===========

           See accompanying notes to consolidated financial statements



                                       F6

                            APPLIED BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES

ORGANIZATION - Applied Biometrics, Inc., (ABI or the "Company") operates in one industry segment and is engaged in the development, manufacturing and marketing of medical diagnostic equipment for hospital operating rooms and intensive care units. The Company has developed and obtained patents on continuous cardiac output monitoring devices, which use Doppler ultrasound to measure cardiac output.

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

SHORT-TERM INVESTMENTS - Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase. At December 31, 1998 and 1997, all short-term investments are considered available for sale as the Company does not have the intent or ability to hold these securities to maturity.

The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. The cost of securities sold is based on the specific identification method.

INVENTORY - Inventory is stated at the lower of cost (first-in-first-out basis) or market.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost with depreciation computed using the straight-line method over the estimated useful lives of the assets. Expenditures for additions and improvements are capitalized while repairs and maintenance are expensed as incurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard establishes accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt this standard no later than fiscal year 2000. Management believes that adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.






                                       F7

NOTE 2 - SHORT TERM INVESTMENTS

The following is a summary of short-term investments:

                                             December 31,
                                             ------------
                                         1998          1997
                                         ----          ----
      Debt Securities:
         U.S. Treasury obligations    $  500,000    $1,258,750
         Certificates of Deposit              --       370,000
         U.S. Government Agency               --     1,969,757
                                      ----------    ----------
                                      $  500,000    $3,598,507
                                      ==========    ==========

The estimated fair value of investments approximates cost (amortized cost for debt securities) and, accordingly, there are no unrealized gains or losses as of December 31, 1998 or 1997.

The estimated fair value of debt securities available for sale by contractual maturity as of December 31, 1997 is as follows:

         Due within one year                       $500,000
                                                   ========

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is comprised as follows at December 31,


                                           Estimated useful life                  1998                   1997
                                           ---------------------                  ----                   ----

     Machinery and Equipment                       5 years                  $  894,834             $  839,960
     Furniture and fixtures                        5 years                      83,984                 83,984
     Leasehold improvements                     Life of Lease                   70,773                 70,773
                                                                            ----------             ----------
                                                                             1,049,591                994,717
     Less: Accumulated depreciation                                           (622,505)              (423,343)
                                                                            ----------             ----------
                                                                            $  427,086             $  571,374
                                                                            ==========             ==========

NOTE 4 - PATENTS

Patents are comprised as follows at December 31,

                                           Estimated useful life                1998                   1997
                                           ---------------------                ----                   ----

     Patents                                    6-10 years                    $156,564              $ 156,564
     Less:  Accumulated amortization                                           (81,490)               (56,439)
                                                                              --------              ---------
                                                                                75,074              $ 100,125
                                                                              ========              =========

NOTE:  5 - PURCHASE OF PRODUCT LINE

In November 1997, the Company acquired the technology and assets (including the in-process research and development) of the transcatheter closure product line of Schneidt Implantate, GmbH of Frankfurt, Germany. The total purchase price was $541,457, which included 85,000 shares of common stock, and $31,457 of acquisition related costs. The assets acquired consisted exclusively of patents and other intangibles. The acquisition cost was allocated to the assets acquired based on their respective fair values. The in-process research and development costs of $441,457 were charged against income in 1997, as the underlying research and development projects had not yet reached technological feasibility. The transcatheter closure product line is being spun off to shareholders in fiscal 1999. (See Note 6)



                                       F8

NOTE 6 - DISCONTINUED OPERATIONS

In December 1998, the Company's Board of Directors approved a plan to distribute to its shareholders its transcatheter closure business through a wholly owned subsidiary, Cardia, Inc. The distribution was ultimately made on February 11, 1999 to shareholders of record on January 25, 1999. ABI shareholders received one share of Cardia, Inc. common stock for every 11.563 common shares of Applied Biometrics. The Company's consolidated financial statements report Cardia as a discontinued operation.

Loss from the operations of Cardia for 1997 included results from the date of acquisition of the underlying technology (Note 5) through December 31, 1997. Cardia's operating results from December 31, 1998 through the February 11, 1999 spin-off date were breakeven. Since net assets attributable to Cardia will be spun-off at net book value and be reflected as a dividend to ABI shareholders', no gain or loss will be recorded as a result of the spin-off.

Cost directly related to the spin-off represent a non-cash charge related to amendments to previously issued employee stock options, for employees departing ABI for Cardia. The amendments converted vested and in the money stock options to an equivalent benefit in Company shares.

The shares to be issued following amendments to the stock options are presented in the ABI balance sheet as "Liability for pending issuance of common stock." Upon issuance of the shares in the first quarter of fiscal 1999, common shares outstanding will increase by 125,220 and shareholders' equity will increase by $1,001,761 Net cash used by discontinued operations differs from the loss from discontinued operations due to the non-cash nature of this charge.

Condensed financial statement information for Cardia, Inc. is as follows:

                                                   Year ended, December 31
                                                     1998           1997
                                                     ----           ----
DISCONTINUED OPERATIONS
     Net sales                                   $   167,240            --
                                                 -----------     ---------
     Loss from operations through December 31    $  (836,386)    $(457,866)
     Costs directly related to the spin-off       (1,001,761)           --
                                                 -----------     ---------
Loss from discontinued operations                $(1,838,147)    $(457,866)
                                                 -----------     ---------

Net assets of discontinued operations
Current assets
     Accounts receivable                         $    92,917            --
     Inventories                                      50,888            --
     Prepaid and other assets                         11,785            --
                                                 -----------     ---------
                                                     155,590            --
Property and equipment                                27,371            --
Intangible assets                                     83,332       100,000
Current liabilities                                  (63,651)           --
                                                 -----------     ---------
Net assets of discontinued operations            $   202,642     $ 100,000
                                                 -----------     ---------




                                       F9

NOTE 7 - COMMON STOCK OPTIONS AND STOCK WARRANTS

The Company has stock option plans (Plans) which permit granting of both qualified and non-qualified stock options to employees, directors, officers and others. At December 31, 1998, a total of 389,167 stock options were outstanding under the Plans. The Board of Directors is authorized to grant additional 539,580 shares of common stock under the Plans. Options have been granted at an option price per share equal to or greater than the fair value at the date of the grant. The options generally vest over a three to five year period and expire after seven to ten years.

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

                                                           1998              1997             1996
                                                           ----              ----             ----

                  Net loss - as reported              $  (3,402,138)    $  (2,592,470)    $  (1,368,961)
                  Net loss - pro forma                $  (4,228,043)    $  (3,236,790)       (1,999,059)
                  Net loss per share - as reported    $       (0.79)    $       (0.62)    $       (0.35)
                  Net loss per share - pro forma      $       (0.98)    $       (0.77)    $       (0.51)

The fair value of each option grant is estimated on the date of grant using the Black-Schools option-pricing model with the following assumptions:

                                                                     1998              1997         1996
                                                                     ----              ----         ----

                  Expected dividend level                             0.0%              0.0%         0.0%
                  Expected stock price volatility                    58.7%             48.9%        55.0%
                  Risk-free interest rate                             5.7%              5.7%         6.2%
                  Expected life of options                            6 years       4-6 years     4-6 Years

The table below summarizes all stock option activity:

                                                                                     Exercise Price          Weighted Average
                                                        Number of shares                Per Share              Exercise Price
                                                        ----------------            ---------------          ----------------
        Outstanding at December 31, 1995                    548,134                  $3.00 - $60.00               $5.27
        Granted                                             220,000                 $11.75 - $12.625             $12.11
        Canceled                                             (5,400)                 $6.56 - $60.00              $10.52
        Exercised                                           (70,767)                 $3.00 - $9.00                $4.63
                                                            -------

        Outstanding at December 31, 1996                    691,967                  $3.00 - $12.625              $7.41
        Granted                                              69,000                  $8.50 - $9.875               $9.82
        Canceled                                           (110,170)                 $4.625 - $60.00             $10.97
        Exercised                                           (22,130)                 $4.625 - $5.00               $4.63
                                                            -------

        Outstanding December 31, 1997                       628,667                  $3.00 - $12.625              $7.15
        Granted                                             336,370                  $7.50 - $9.75                $7.90
        Cancelled                                          (514,870)                 $3.50 - $11.75               $6.64
        Exercised                                           (61,000)                 $4.625 - $5.00               $4.63
                                                            -------
        Outstanding December 31, 1998                       389,167                  $3.00 - $12.625              $9.68
                                                            =======

        Exercisable at December 31, 1998                    239,867
                                                            =======

The table above gives effect to the stock options amendments for employees leaving to join Cardia, Inc. (See Note 6)



                                      F10

The following table summarizes additional information related to stock options outstanding at December 31, 1998:



                                                                                                       OPTIONS
                                                Outstanding Options                                    EXERCISABLE
                                                -------------------
                               Number              Weighted Average                             Number
  Range of Exercise        Outstanding at             Remaining          Weighted Average    Exercisable at         Weighted Average
        Prices                12/31/98            Contractual Life        Exercise Price        12/31/98             Exercise Price
        ------                --------            ----------------        --------------        --------             --------------
$3.00 - $8.50                  72,667                4.22 years              $ 5.99               59,667                $ 5.65
$9.00 - $12.625               316,500                6.65 years              $10.53              180,200                $10.82

NOTE 8 - INCOME TAXES

The Company has available net operating loss carry forwards which begin to expire in 2005. As a result of limitations imposed under Section 382 of the Internal Revenue Code (IRC), both the annual amount and timing of utilization of these carry forwards are limited. Therefore, the Company effectively has a total net operating loss carry forward of approximately $11,800,000. Of this amount, approximately $835,000 is subject to limitation and may be utilized at a rate of approximately $57,000 per annum. In the event of additional common stock issuance's, the Company's net operating loss carry forwards may be subject to further limitations pursuant to Section 382 of the IRC. A valuation allowance has been established for the entire net tax benefit associated with all carry forwards and temporary differences on December 31, 1998 as their realiztion is not "more likely than not."

NOTE 9 - LEASE COMMITMENTS

The Company has a three year lease arrangement for a facility in Burnsville, Minnesota that expires on March 31, 2002. The future minimum payments under this lease are as follows:

                                                              Operating Leases
              Year Ending December 31,                        ----------------
                        1999                                     $ 74,593
                        2000                                       80,285
                        2001                                       80,285
                        2002                                       20,071
                                                                 --------
                Minimum lease payment                            $255,234
                                                                 ========

Rental expense under operating leases including common area maintenance and real estate tax, was $102,235, $97,780 and $95,375 during the years ended December 31, 1998, 1997 and 1996, respectively.




                                      F11

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

10.2 Applied Biometrics, Inc. 1987 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Form SB-2).

10.3 1996 Stock Option Plan incorporated by reference in the Company's Registration Statement on Form S-8, File No. 333-04555.

10.4 1998 Stock Option Plan incorporated by reference in the Company's Registrant Statement on Form S-8, File No. 333-62117.

10.5 Amendment No. 2 to Agreement Regarding Confidential Information and Intellectual Property between the Registrant and Claire T. Hovland dated June 15, 1993 (incorporated by reference to Exhibit 10.10 to the Company's Form SB-2).

10.6 Applied Biometrics, Inc. 1994 Stock Plan (incorporated by reference to Exhibit 10.1 to the September 1994 Form 10-Q).

23.1              Consent of PricewaterhouseCoopers LLP

24.1              Powers of Attorney (included on signature page).

27.1              Financial Data Schedule