Form 10-Q
period 1999-03-31
APPLIED BIOMETRICS INC
filed 1999-05-14
CIK 816568

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For quarterly period ended March 31, 1999

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission File Number 0-22146

               ---------------------------------------------------


                            APPLIED BIOMETRICS, INC.
             (Exact name of Registrant as specified in its charter)

                        State of Incorporation: Minnesota
                 I.R.S. Employer Identification No.: 41-1508112

        Principal Executive Offices: 501 East Highway Thirteen, Suite 108
                           Burnsville, Minnesota 55337
                        Telephone Number: (612) 890-1123

               ---------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

On May 1, 1999, there were 4,467,337 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS

APPLIED BIOMETRICS, INC.
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                                           March 31,      December 31,
                                                                             1999             1998
                                                                             ----             ----
                                                                                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents ...........................................    $  1,914,928     $  1,869,413
Marketable securities, short-term ...................................              --          500,000
Inventories, net ....................................................         175,078          175,078
Other ...............................................................          68,633           37,833
                                                                         ------------     ------------
    Total current assets ............................................       2,158,639        2,582,324

Equipment and leasehold improvements, net ...........................         387,736          427,086
Patents, net ........................................................          68,835           75,074
Other ...............................................................           9,585            9,585
Net assets of discontinued operations ...............................              --          202,642
                                                                         ------------     ------------
    Total assets ....................................................    $  2,624,795     $  3,296,711
                                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable ....................................................    $     55,548     $     56,186
Accrued expenses ....................................................          85,026           87,200
                                                                         ------------     ------------
    Total current liabilities .......................................         140,574          143,386

Liability for pending issuance of common stock ......................              --        1,001,761

Shareholders' equity:
Common stock: authorized 10,000,000 shares of $.01 par value;
    4,467,337 issued and outstanding at March 31, 1999 and
    4,337,117 at December 31, 1998 ..................................          44,673           43,371
Additional paid-in capital ..........................................      21,586,308       20,560,849
Accumulated deficit .................................................     (19,146,760)     (18,452,656)
                                                                         ------------     ------------
    Total shareholders' equity ......................................       2,484,221        2,151,564
                                                                         ------------     ------------
    Total liabilities and shareholders' equity ......................    $  2,624,795     $  3,296,711
                                                                         ============     ============


      The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                            Three Months Ended
                                                                                 March 31,
                                                                           1999             1998
                                                                       ------------     ------------
                                                                               (Unaudited)
Operating expenses:
General and administrative ........................................    $    177,892     $    205,911
Research and development ..........................................         206,284          252,854
                                                                       ------------     ------------

Operating loss ....................................................        (384,176)        (458,765)

Other income, net .................................................          24,243           57,404
                                                                       ------------     ------------

Net loss from continuing operations ...............................        (359,933)        (401,361)

Discontinued operations:
      Loss from operations of transcatheter closure business ......              --         (165,546)
                                                                       ------------     ------------

Net loss ..........................................................    $   (359,933)    $   (566,907)
                                                                       ============     ============

Basic and diluted loss per share:
      Continuing operations .......................................    $      (0.08)    $      (0.09)
      Discontinued operations .....................................           (0.00)    $      (0.04)
                                                                       ------------     ------------
      Net loss ....................................................    $      (0.08)    $      (0.13)
                                                                       ============     ============

Weighted average common shares outstanding ........................       4,359,262        4,281,228
                                                                       ============     ============


      The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIODS ENDED DECEMBER 31, 1997, DECEMBER 31, 1998 AND MARCH 31, 1999
--------------------------------------------------------------------------------

                                                              Common Stock             Additional       Accumulated
                                                       Shares           Amount       Paid in Capital      Deficit
                                                   -----------------------------------------------------------------
December 31, 1996                                     4,168,987      $     41,690     $ 19,703,468     $(12,458,048)

Shares issued for purchase of
transcatheter closure product line                       85,000               850          509,150

Exercise of stock options                                22,130               221           66,341

Net loss                                                                                                 (2,592,470)

                                                   -----------------------------------------------------------------
December 31, 1997                                     4,276,117            42,761       20,278,959      (15,050,518)

Exercise of stock options                                61,000               610          281,890

Net loss                                                                                                 (3,402,138)

                                                   -----------------------------------------------------------------
December 31, 1998                                     4,337,117            43,371       20,560,849      (18,452,656)

Exercise of stock options                               130,220             1,302        1,025,459

Distribution of the net assets of Cardia, Inc.                                                             (334,171)


Net loss for the three months ended
March 31, 1999                                                                                             (359,933)

                                                   -----------------------------------------------------------------
March 31, 1999                                        4,467,337      $     44,673     $ 21,586,308     $(19,146,760)
                                                   =================================================================

      The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        1999             1998
                                                                                        ----             ----
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................    $   (359,933)    $   (566,907)
Net loss from discontinued operations ..........................................              --          165,546
                                                                                    ------------     ------------
Loss from continuing operations ................................................        (359,933)        (401,361)

Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation ...................................................................          43,611           52,434
Amortization ...................................................................           6,239            2,295

Changes in operating assets and liabilities:
Inventory ......................................................................              --           23,724
Prepaid expenses and other current assets ......................................         (30,800)         (10,411)
Accounts payable and accrued expenses ..........................................          (2,812)         (10,315)
                                                                                    ------------     ------------
   Net cash used by continuing operations ......................................        (343,695)        (343,634)
   Net cash used by discontinued operations ....................................        (120,548)        (183,796)
                                                                                    ------------     ------------
   Net cash used by operating activities .......................................        (464,243)        (527,430)
                                                                                    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of short-term investments .................................         500,000          653,539
Purchase equipment and improvements ............................................          (4,261)         (42,742)
Discontinued operations ........................................................         (10,981)          (3,855)
                                                                                    ------------     ------------
   Net cash provided (used) by investing activities ............................         484,758          606,942
                                                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options ........................................          25,000           92,500
                                                                                    ------------     ------------
   Net cash provided by financing activities ...................................          25,000           92,500
                                                                                    ------------     ------------

Net increase in cash and cash equivalents ......................................          45,515          172,012
Cash and cash equivalents at beginning of year .................................       1,869,413          821,673
                                                                                    ------------     ------------
Cash and cash equivalents at end of the period .................................    $  1,914,928     $    993,685
                                                                                    ============     ============


      The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements of Applied Biometrics, Inc. ("Applied Biometrics" or "the Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's 1999 Annual Report to Shareholders and incorporated by reference in the Company's Form 10-K for the year ended December 31, 1998.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending December 31, 1999.


(2) DISCONTINUED OPERATIONS:

In December 1998, the Board of Directors of the Company approved a plan to distribute its transcatheter closure business through a wholly owned subsidiary, Cardia, Inc. to the shareholders. The distribution was completed on February 11, 1999 to shareholders of record on January 25, 1999. Shareholders received one share of Cardia, Inc. common stock for every 11.563 common shares of Applied Biometrics held. The Company's financial statements report Cardia as a discontinued operation.

Cardia's 1999 operating results through the distribution date were breakeven. Net assets attributable to Cardia of $334,171 were distributed at their net book value and were reflected as a dividend and no gain or loss was recorded by the Company as a result of the distribution.

APPLIED BIOMETRICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(3) EARNINGS PER SHARE:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, during fiscal year 1998. Earnings per share for the periods presented have been prepared in accordance with the provisions of SFAS No. 128. The following table sets forth the computation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                                              Three Months Ended
                                                                                  March 31,
                                                                             1999            1998
                                                                             ----            ----
                                                                                  (Unaudited)
Denominator for basic earnings per share
Weighted-average common shares .....................................       4,359,262       4,281,228

Effect of dilutive securities:
Shares associated with option plans ................................              --              --
                                                                          ----------      ----------
Dilutive potential common shares ...................................              --              --
                                                                          ----------      ----------
Denominator for diluted earnings per share -
Adjusted weighted-average common shares and dilutive potential
common shares ......................................................       4,359,262       4,281,228
                                                                          ==========      ==========

                                                                                As of March 31,
                                                                             1999            1998
                                                                             ----            ----
                                                                                  (Unaudited)

Options outstanding ................................................         638,167         755,037
Exercise prices ....................................................  $3.00 - $12.62   3.00 - 12.625
Expiration dates ...................................................     2000 - 2009     1999 - 2008

Options outstanding with exercise prices greater than the average market price of the Company's common stock for the three-month
period ended March 31 ..............................................         288,000         443,370

For the three-month periods ended March 31, 1999 and 1998, none of the options outstanding were included in the computation of diluted earnings per share for those periods because the Company had incurred net losses, and the inclusion of options would have been anti-dilutive.


(4) COMPREHENSIVE INCOME:

Effective January 1, 1999, the Company adopted SFAS No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. The Company currently has no items that would be included as a component of other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS:

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q INCLUDE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULT TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESS OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS MAY INCLUDE THE COMPANY'S LIMITED FINANCIAL RESOURCES AND UNCERTAINTY OF FUTURE RESULTS, THE UNCERTAINTY OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCT, THE REGULATED NATURE OF THE MEDICAL DEVICE MARKET AND THE POTENTIAL FOR THE REGULATORY ENVIRONMENT TO AFFECT THE COMPANY'S ABILITY TO MARKET ITS PRODUCTS, THE POTENTIAL FOR OTHER MEDICAL DEVICE COMPANIES TO DEVELOP COMPETITIVE PRODUCTS, THE COMPANY'S LIMITED EXPERIENCE IN THE DEVELOPMENT, MANUFACTURING AND COMMERCIALIZATION OF ITS PRODUCT AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.


OVERVIEW

Applied Biometrics, Inc. ("Applied Biometrics" or "the Company") is a late-development stage medical device company in the business of development and commercialization of advanced medical diagnostic and monitoring systems. The Company's core competencies in ultrasound transducer technology, signal processing, cardiac anatomy and pathology, and the fluid dynamics of blood flow position it to develop and commercialize a range of diagnostic and patient monitoring products. The Company is currently involved with the development of a new product that monitors the blood pumping capability of a patient's heart for use during and after open-heart surgery.

During the quarter ended March 31, 1999, the Company completed the distribution of Cardia, Inc. common stock to the shareholders on February 11, 1999. The completion of the Cardia distribution allows the Company to now focus all its resources on completing the development of its cardiac output monitoring system. The Company made substantial development progress on the cardiac output monitoring system during the quarter, including such critical items as hiring of key management and technical personnel, and assessing the requirements needed for manufacturing, quality systems and clinical validation. The Company plans to continue adding technical and other staff to meet its development and commercialization objectives.


RESULTS OF CONTINUING OPERATIONS

Comparison of the Three Months Ended March 31, 1999 with the Three Months Ended March 31, 1998

General and administrative expenses decreased $28,000 in the first quarter of 1999 from $206,000 to $178,000 over the same quarter last year, due to lower personnel and related costs that were eliminated with the distribution of Cardia during 1999 quarter. Lower personnel costs were partially offset by increased costs related to the Cardia distribution. Research and development expenses decreased $46,000 from $253,000 in 1998 to $206,000 in 1999, primarily due to the timing of greater clinical testing activity in the 1998 quarter and reduced personnel and related costs in the 1999 quarter eliminated with the Cardia distribution. Operating costs are expected to increase as the Company adds personnel, equipment and other costs to complete the development and bring to market its cardiac output monitoring system. This forward looking statement will be influenced primarily by the Company's estimate

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


of time and resources needed to complete development, the Company's ability to establish manufacturing and quality systems necessary to produce the product and market acceptance of the cardiac output monitoring system.

Other income, primarily interest income decreased $33,000 from $57,000 in the first quarter of 1998 to $24,000 in the 1999 quarter. The decrease is due to lower average investment balances in the 1999 quarter than the 1998 quarter. Investment resources were used throughout the 1998 year for development efforts toward both the Company's cardiac output monitoring system and the transcatheter closure device which comprised the core technology distributed with Cardia, Inc.

The first quarter 1999 net loss from continuing operations was $360,000, or $0.08 per share, compared to a net loss of $567,000, or $0.13 per share in 1998, including a $166,000 loss from discontinued operations.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,900,000 at March 31, 1999 as compared to $2,400,000 of cash, cash equivalents and marketable securities at December 31, 1998, a reduction of $500,000.

Continuing operating activities used cash of $344,000 in the first three months of 1999 and the first three months of fiscal 1998. Discontinued operations used cash of $121,000 during the current quarter as compared to $184,000 in the prior year.

Investing activities provided $485,000 in the 1999 quarter as compared $607,000 in the 1998 quarter, primarily due to the maturity of short-term investments. $4,000 was used in 1999 for the purchase of equipment as compared to $43,000 in 1998. Discontinued operations used $11,000 and $3,900 in the 1999 and 1998 quarters respectively. Financing activities in the current quarter provided $25,000 of cash from the exercise of stock options. $92,500 of cash was generated in the prior 1998 quarter from stock option exercises.

The Company believes that based on its expected rate of spending, that its existing cash and cash equivalents will enable the Company to meet its cash requirements for approximately the next nine to twelve months. The Company will need additional financing in order to successfully meet its current product development and market commercialization plans for its cardiac output monitor system. The Company is exploring alternatives for obtaining additional working capital.


NEW ACCOUNTING STANDARDS

Effective January 1, 1999, the Company adopted SFAS No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. The Company currently has no items that would be included as a component of other comprehensive income.

Other than the above, no other new accounting pronouncements have been issued that will have a impact on the Company's financial statements.


YEAR 2000 READINESS - UPDATE

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

The following Year 2000 disclosure update is required by the rules and regulations of the Securities and Exchange Commission and constitutes a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act.

The "Year 2000" or "Y2K" problem references the problem caused by computer systems that have historically been written using two digits rather than four digits to define the applicable year. Additionally, Y2K includes a problem calculating leap year if a computer system does not correctly identify the year 2000 as being a leap year. Company computer systems and other equipment and technology having date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 and may not recognize the year 2000 as a leap year. The Company has instituted a Year 2000 readiness program (the "Y2K Plan") in order to identify, evaluate and address its exposure to these problems.

For purposes of its Y2K Plan, the Company defines "Year 2000 compliant" to mean that a product or service accurately process dates and times into and between the twentieth and twenty-first centuries, into and between the years 1900 and 2000, performs correct leap year calculations and properly exchanges date and time information with other products or services when used in combination. The goal of the Y2K Plan is to ensure that the Company's products, equipment, systems and processes and those of its significant business partners are sufficiently Year 2000 compliant such that no date/time issue will have any adverse impact on the services or products that the Company provides its customers or the timely and accurate processing of transactions.

STATE OF READINESS. The Company has tested and validated that its cardiac output monitoring system is Y2K compliant. In addition, as part of the Company's Y2K Plan, management is in the process of evaluating of its information technology ("IT") and non-information technology ("non-IT") systems, including manufacturing equipment, telephone and mechanical systems and other equipment and systems having embedded, date sensitive technology for Year 2000 compliance. The Company's Y2K Plan is focused on assessing and assuring compliance in the following areas: IT and non-IT hardware, operating systems, and software. Additionally, the Company is in the process of reviewing the Year 2000 compliance status of its customers, vendors and other service providers.

HARDWARE. The Company is in the process of completing its assessment of its IT and non-IT hardware for Y2K compliance. The Company estimates that most of its IT hardware has either been upgraded for Y2K compliance or has been certified internally or through the appropriate vendor to be compliant. The Company expects that all IT and non-IT hardware systems will be upgraded or certified as Y2K compliant by October 31, 1999.

OPERATING SYSTEMS. The Company's operating systems are Microsoft NT, Novell Netware, Microsoft Windows 95 and Microsoft Windows NT. Novell has certified Netware to be Y2K compliant. Microsoft has certified Windows 95 and Windows NT to be Y2K compliant. Microsoft has also certified its NT 4.x network operating system is Y2K compliant upon installation of service release four. The Company has completed all such operating system upgrades.

SOFTWARE APPLICATIONS. The Company's software systems consist of "off-the-shelf" software. The Company is in the process of obtaining from its vendors certification that each software package is compliant. None of these software programs are critical to the Company's ability to accurately and timely process transactions. The Company expects that all software applications will either be assessed to be not dependent on date/time accuracy, certified by the vendor to be Y2K compliant or replaced by October 31, 1999.

THIRD PARTY RELATIONSHIPS. Because Y2K issues may also impact the Company by affecting the business and operations of the Company's vendors, customers and other business partners, the Company is in the process of communicating with these parties in order to determine their Y2K compliant status. The Company is in the process of communicating with these parties in order to determine their compliance status. This communication is in the early stage and accordingly, the Company has not been able to determine if the failure of a third-party to be Y2K

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

compliant will have a material adverse affect on the Company. The Company anticipates that this part of its Y2K plan will be substantially complete by October 31, 1999.

COSTS TO ADDRESS YEAR 2000 ISSUES. Although the ultimate cost of attaining Year 2000 compliance is not fully known at this time, management anticipates that external costs will not be material. These costs will be funded from operations. The Company does not track internal personnel time spent on IT projects, including the Y2K project. To date, no IT projects have been delayed as a result of the Company's Y2K project. In the event the Company's Y2K Plan is not successful or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred. Such a situation could have a material adverse effect on the Company's financial condition and results of operations.

The costs of Year 2000 compliance and the expected completion dates are the best estimates of Company management. Estimated costs of the Company's Y2K project and projected completion dates are forward-looking statements that may be affected by the Company's current belief as to the extent of its internal exposure to the Y2K problem, the timeliness and accuracy of information provided by the Company's vendors, customers and other business partners in response to Y2K compliance inquiries by the Company, the cost and availability of upgrades, corrections or replacements for IT and non-IT systems identified as non-compliant, and the cost of and the Company's ability to procure the services of consultants or qualified personnel to assist with its Y2K Plan.

WORST CASE SCENARIO. The Company believes that its most reasonably likely, worst case scenario as a result of the Year 2000 problem will be the failure of one or more significant vendors, customers or business partners to become Year 2000 complaint and the inability of the Company to determine or react on a timely basis in order to mitigate the effects on the Company. If the operations of any significant vendor, customer or other business partner are disrupted due to the Year 2000 problem and the Company is unable to develop and implement an effective contingency plan, the Company's ability to carry on essential activities could be materially affected. Even though the Company is undertaking its Y2K Plan in an effort to mitigate its risks, there can be no assurance that this scenario or any other impact of the Y2K problem will not have a material adverse effect on the Company's business, financial condition and results of operations.

CONTINGENCY PLANS. To date, the Company has not yet developed any detailed contingency plans to address Year 2000 compliance deficiencies, as it is still in the process of gathering data from its customers, vendors and other business partners regarding their Year 2000 compliance and otherwise implementing its Y2K Plan. To the extent that the Company identifies Year 2000 compliance issues that cannot be addressed on a timely basis, it will seek to develop appropriate contingency plans in order to mitigate its risks.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 14.

         Form 8-K.  None.

SIGNATURES
--------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report signed on its behalf by the undersigned hereunto duly authorized.


                             APPLIED BIOMETRICS, INC.



DATED: MAY 14, 1999          /S/ Camille M. Meyer
                             -----------------------------------------
                             Camille M. Meyer
                             Vice President, Finance and Chief Financial Officer
                             (Principal Financial Officer)

APPLIED BIOMETRICS, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

10.1 Amendment No. 1 to Lease Agreement dated December 31, 1998 between the Company and The Trustees under the Will and of the Estate of James Campbell, Deceased (filed herewith electronically).

10.2 Employment letter dated February 19, 1999, between the Company and Mr. Weiss (filed herewith electronically).

27.1 Financial Data Schedule for the three-month period ended March 31, 1999 (filed herewith electronically).