Form 10-Q
period 1999-06-30
APPLIED BIOMETRICS INC
filed 1999-08-16
CIK 816568

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For quarterly period ended June 30, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

On August 6, 1999, there were 4,484,004 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

APPLIED BIOMETRICS, INC.
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
----------------------------------------------------------------------------------------------

                                                                   June 30,        December 31,
                                                                    1999              1998
                                                                    ----              ----
                                                                 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents ...................................    $  1,407,330     $  1,869,413
Marketable securities, short-term ...........................              --          500,000
Inventories, net ............................................          99,598          175,078
Other .......................................................          58,704           37,833
                                                                 ------------     ------------
    Total current assets ....................................       1,565,632        2,582,324

Equipment and leasehold improvements, net ...................         380,623          427,086
Patents, net ................................................          66,541           75,074
Other .......................................................           9,585            9,585
Net assets of discontinued operations .......................              --          202,642
                                                                 ------------     ------------
    Total assets ............................................    $  2,022,381     $  3,296,711
                                                                 ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable ............................................    $     17,870     $     56,186
Accrued expenses ............................................         104,233           87,200
                                                                 ------------     ------------
    Total current liabilities ...............................         122,103          143,386

Non-current liabilities:
Liability for pending issuance of common stock ..............              --        1,001,761
Capital lease obligation ....................................           6,306               --
                                                                 ------------     ------------
    Total non-current liabilities ...........................           6,306        1,001,761

Shareholders' equity:
Common stock: authorized 10,000,000 shares of $.01 par value;
    4,484,004 issued and outstanding at June 30, 1999 and
    4,337,117 at December 31, 1998 ..........................          44,840           43,371
Additional paid-in capital ..................................      21,636,144       20,560,849
Accumulated deficit .........................................     (19,787,012)     (18,452,656)
                                                                 ------------     ------------
    Total shareholders' equity ..............................       1,893,972        2,151,564
                                                                 ------------     ------------
    Total liabilities and shareholders' equity ..............    $  2,022,381     $  3,296,711
                                                                 ============     ============


      The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------

                                                       Three Months Ended              Six Months Ended
                                                            June 30,                       June 30,
                                                      1999            1998           1999            1998
                                                      ----            ----           ----            ----
                                                           (Unaudited)                   (Unaudited)

Operating expenses:
General and administrative ...................    $   313,432     $   197,050     $   491,324     $   402,961
Research and development .....................        348,734         226,488         555,018         479,342
                                                  -----------     -----------     -----------     -----------

Operating loss ...............................       (662,166)       (423,538)     (1,046,342)       (882,303)

Other income, net ............................         21,914          52,214          46,157         109,618
                                                  -----------     -----------     -----------     -----------

Net loss from continuing operations ..........       (640,252)       (371,324)     (1,000,185)       (772,685)

Discontinued operations:
         Loss from operations of transcatheter
         closure business ....................             --        (253,712)             --        (419,258)
                                                  -----------     -----------     -----------     -----------

Net loss .....................................    $  (640,252)    $  (625,036)    $(1,000,185)    $(1,191,943)
                                                  ===========     ===========     ===========     ===========

Basic and diluted loss per share:
         Continuing operations ...............    $     (0.14)    $     (0.09)    $     (0.23)    $     (0.18)
         Discontinued operations .............          (0.00)          (0.06)          (0.00)          (0.10)
                                                  -----------     -----------     -----------     -----------
         Net loss ............................    $     (0.14)    $     (0.15)    $     (0.23)    $     (0.28)
                                                  ===========     ===========     ===========     ===========

Weighted-average common shares outstanding ...      4,468,619       4,300,732       4,414,895       4,291,034
                                                  ===========     ===========     ===========     ===========


      The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIODS ENDED DECEMBER 31, 1997, DECEMBER 31, 1998 AND JUNE 30, 1999
-------------------------------------------------------------------------------------------------------------------------


                                                                          Common Stock         Additional     Accumulated
                                                                      Shares       Amount   Paid in Capital    Deficit
                                                                     ----------------------------------------------------
December 31, 1996 ..............................................     4,168,987     $41,690    $19,703,468    $(12,458,048)


Shares issued for purchase of transcatheter closure product line        85,000         850        509,150

Exercise of stock options ......................................        22,130         221         66,341

Net loss .......................................................                                               (2,592,470)

                                                                     ----------------------------------------------------
December 31, 1997 ..............................................     4,276,117      42,761     20,278,959     (15,050,518)

Exercise of stock options ......................................        61,000         610        281,890

Net loss .......................................................                                               (3,402,138)

                                                                     ----------------------------------------------------
December 31, 1998 ..............................................     4,337,117      43,371     20,560,849     (18,452,656)

Exercise of stock options ......................................       146,887       1,469      1,075,295

Distribution of the net assets of Cardia, Inc. .................                                                 (334,171)

Net loss for the six months ended
June 30, 1999 ..................................................                                               (1,000,185)

                                                                     ----------------------------------------------------
June 30, 1999 ..................................................     4,484,004     $44,840    $21,636,144    $(19,787,012)
                                                                     ====================================================


      The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
----------------------------------------------------------------------------------------------------------------

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                       1999            1998
                                                                                       ----            ----
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................    $(1,000,185)    $(1,191,943)
Net loss from discontinued operations ..........................................             --         419,258
                                                                                    -----------     -----------
Loss from continuing operations ................................................     (1,000,185)       (772,685)

Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation ...................................................................         88,585         104,868
Amortization ...................................................................          8,553           4,590

Changes in operating assets and liabilities:
Inventory ......................................................................         75,480            (732)
Prepaid expenses and other current assets ......................................        (20,871)         17,039
Accounts payable and accrued expenses ..........................................        (25,571)        (12,680)
                                                                                    -----------     -----------
     Net cash used by continuing operations ....................................       (874,009)       (659,600)
     Net cash used by discontinued operations ..................................       (120,548)       (456,040)
                                                                                    -----------     -----------
     Net cash used by operating activities .....................................       (994,557)     (1,115,640)
                                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of short-term investments .................................        500,000       1,082,340
Purchase equipment and improvements ............................................        (31,280)        (45,707)
Discontinued operations, purchase of equipment .................................        (10,981)         (5,225)
                                                                                    -----------     -----------
     Net cash provided by investing activities .................................        457,739       1,031,408
                                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options ........................................         75,001         185,000
Repayment of capital lease obligations .........................................           (266)             --
                                                                                    -----------     -----------
     Net cash provided by financing activities .................................         75,001         185,000
                                                                                    -----------     -----------

Net increase in cash and cash equivalents ......................................       (462,083)        100,768
Cash and cash equivalents at beginning of year .................................      1,869,413         821,673
                                                                                    -----------     -----------
Cash and cash equivalents at end of the period .................................    $ 1,407,330     $   922,441
                                                                                    ===========     ===========


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

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the six months ended June 30, 1999 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending December 31, 1999.


(2) DISCONTINUED OPERATIONS:

In December 1998, the Board of Directors of the Company approved a plan to distribute its transcatheter closure business through a wholly owned subsidiary, Cardia, Inc. ("Cardia") to the shareholders. The distribution was completed on February 11, 1999 to shareholders of record on January 25, 1999. Shareholders received one share of Cardia, Inc. common stock for every 11.563 common shares of Applied Biometrics held. The Company's financial statements report Cardia as a discontinued operation.

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

APPLIED BIOMETRICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(3) EARNINGS PER SHARE:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, during fiscal year 1998. Earnings per share for the periods presented have been prepared in accordance with the provisions of SFAS No. 128. The following table sets forth the computation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                               Three Months Ended          Six Months Ended
                                                                     June 30,                  June 30,
                                                                 1999         1998         1999         1998
                                                                 ----         ----         ----         ----
                                                                   (Unaudited)                (Unaudited)
Denominator for basic earnings per share:
     Weighted-average common shares .......................    4,468,619    4,300,732    4,414,895    4,291,034
Effect of dilutive securities:
     Shares associated with option plans ..................           --           --           --           --
     Dilutive potential common shares .....................           --           --           --           --
                                                               ---------    ---------    ---------    ---------
Denominator for diluted earnings per share:
     Adjusted weighted-average common shares
     and dilutive potential common shares .................    4,468,619    4,300,732    4,414,895    4,291,034
                                                               =========    =========    =========    =========


                                                                    As of June 30,
                                                             1999                    1998
                                                             ----                    ----
                                                                     (Unaudited)

Options outstanding.......................                    508,400                  875,037
Exercise prices...........................             $3.00 - 12.625            3.00 - 12.625
Expiration dates..........................                2000 - 2009              1999 - 2008

For the three and six-month periods ended June 30, 1999 and 1998, none of the options outstanding were included in the computation of diluted earnings per share for those periods because the Company had incurred net losses, and the inclusion of options would have been anti-dilutive.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


FORWARD-LOOKING STATEMENTS:

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q INCLUDE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULT TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED IN OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS MAY INCLUDE, THE COMPANY'S LIMITED EXPERIENCE AND FINANCIAL RESOURCES AND UNCERTAINTY OF FUTURE RESULTS, THE UNCERTAINTY OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCT, THE REGULATED NATURE OF THE MEDICAL DEVICE MARKET, COMPETITIVE FACTORS AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.


OVERVIEW

Applied Biometrics, Inc. ("Applied Biometrics" or "the Company") is a late-development stage medical device company in the business of development and commercialization of advanced medical diagnostic and monitoring systems. The Company has core competencies in ultrasound transducer technology, signal processing, cardiac anatomy and pathology, and the fluid dynamics of blood flow which position it to develop and commercialize a range of cardiac diagnostic and patient monitoring products. The Company is currently developing a new medical device which monitors the amount of blood pumped by a patient's heart: called cardic output. The cardiac output monitoring system is for use during and after open-heart surgery.

During the six months ended June 30, 1999, the Company made substantial progress toward completing development of its cardiac output monitoring system. The Company's plans are for commercialization the first half of 2000. Critical objectives focused on during the period were: hiring key management and technical personnel, assessing requirements needed for manufacturing, quality systems and clinical validation, and mammal testing. To meet its development and commercialization objectives during the second half of the year the Company plans to continue adding management, technical and other personnel, to upgrade its manufacturing facility for commercial production and to conduct clinical marketing validation.

Also during the period the Company completed the distribution of Cardia, Inc. ("Cardia"). The distribution of Cardia's common stock occurred on February 11, 1999 to the shareholders of record on January 25, 1999. The completion of the Cardia distribution allows the Company to focus all of its resources on completing the development of its cardiac output monitoring system.

RESULTS OF CONTINUING OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 WITH
THE THREE MONTHS ENDED JUNE 30, 1998

General and administrative expenses increased $116,000 in the second quarter of 1999 from $197,000 to $313,000 over the same quarter last year. General and administrative costs for the 1998 period were allocated between continuing and discontinued operations, while general and administrative costs for the 1999 period were fully absorbed by continuing operations. Increased costs are related to personnel additions, corporate logo and image development and general legal matters.

Research and development expenses increased $123,000 from $226,000 in 1998 to $349,000 in 1999, due to increased engineering, operations and quality personnel costs and prototype testing in the 1999 period and reduced costs in the 1998 period due to the allocation of costs to discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
--------------------------------------------------------------------------------

Operating costs are expected to increase as the Company adds personnel, equipment and other costs to complete the development and brings to market its cardiac output monitoring system. This forward looking statement will be influenced primarily by the Company's estimate of time and resources needed to complete development, the Company's ability to establish manufacturing and quality systems necessary to produce the product and market acceptance of the cardiac output monitoring system.

Other income, primarily interest income, decreased $30,000 from $52,000 in the second quarter of 1998 to $22,000 in the 1999 quarter. The decrease is due to lower average investment balances in the 1999 quarter than in the 1998 quarter. Investment resources were used throughout the 1998 year and first quarter of 1999 for development efforts toward both the Company's cardiac output monitoring system and the transcatheter closure device, which comprised the core technology distributed with Cardia, Inc.

The 1999 second quarter net loss was $640,000, or $0.14 per share, compared to a net loss of $625,000, or $0.15 per share in 1998, including a $254,000 or $.06 per share loss from discontinued operations.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 WITH
THE SIX MONTHS ENDED JUNE 30, 1998

General and administrative expenses increased $88,000 from $403,000 in the first half of 1998 to $491,000 in the first half of 1999. Similar to the three month results, 1999 costs are higher than the 1998 period due to 1998 costs allocated between continuing and discontinuing operations. Additionally, the 1999 period had higher spending for legal, shareholder meeting and communication and corporate logo and image development.

Research and development expenses increased $76,000 from $479,000 in 1998 to $555,000 in 1999 as increased spending for engineering, operations and quality personnel and prototype testing more than offset costs that were shared between continuing and discontinued operations in the 1998 period.

Other income, primarily interest income, decreased $63,000 from $109,000 in the first half of 1998 to $46,000 in the first half of 1999. The decrease is due to lower average investment balances in the 1999 period than in the 1998 period. Investment resources were used throughout the 1998 year and the first quarter of 1999 for development efforts toward both the Company's cardiac output monitoring system and the transcatheter closure device, which comprised the core technology distributed with Cardia, Inc.

The net loss for the six months ended June 30, 1999 was $1,000,000, or $0.23 per share, compared to a net loss of $1,192,000, or $0.28 per share in 1998, including a $419,000 or $0.10 per share loss from discontinued operations.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,400,000 at June 30, 1999 as compared to $2,400,000 of cash, cash equivalents and marketable securities at December 31, 1998, a reduction of $1,000,000. The reduction in cash and cash equivalents is in line with the year to date loss from operations.

Continuing operating activities used cash of $995,000 in the first six months of 1999 as compared to $1,116,000 used during the first six months of fiscal 1998. Discontinued operations used cash of $121,000 during the 1999 period as compared to $456,000 in the prior six month period.

Investing activities provided $458,000 in the 1999 period as compared to $1,031,000 in the 1998 period, primarily due to the maturity of short-term investments. Investing activities in 1999 included the use of $31,000 for the purchase of equipment. Discontinued operations used $11,000 and $5,000 in the 1999 and 1998 periods,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
--------------------------------------------------------------------------------

respectively. The Company intends to spend approximately $500,000 on capital expenditures in the second half of the year. These expenditures are primarily to upgrade and equip its manufacturing area that will support the commercialization of the Company's cardiac output monitoring system and to expand its information system capabilities. The Company is seeking financing for these expenditures that will likely be secured by the equipment and may include a warrant to purchase the Company's common stock.

Financing activities in the six-month period provided $75,000 of cash from the exercise of stock options.

The Company believes, based on its expected rate of spending, that its existing cash and cash equivalents will enable the Company to meet its cash requirements for approximately the next six months. The Company will need additional financing in order to successfully meet its current product development, market commercialization plans for its cardiac output monitoring system and capital expenditure needs. The Company is pursuing alternatives for obtaining additional working capital.


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

Other than the above statement, no other new accounting pronouncements have been issued that will have a impact on the Company's financial statements.



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

STATE OF READINESS. The Company has tested and validated that its cardiac output monitoring system is Y2K

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
--------------------------------------------------------------------------------


compliant. The Company is in the process of documenting this validation process and the underlying component in the system. In addition, as part of the Company's Y2K Plan, management is in the process of evaluating of its information technology ("IT") and non-information technology ("non-IT") systems, including manufacturing equipment, telephone and mechanical systems and other equipment and systems having embedded, date sensitive technology for Year 2000 compliance. The Company's Y2K Plan is focused on assessing and assuring compliance in the following areas: IT and non-IT hardware, operating systems, and software. Additionally, the Company is in the process of reviewing the Year 2000 compliance status of its customers, vendors and other service providers.

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

THIRD PARTY RELATIONSHIPS. Because Y2K issues may also impact the Company by affecting the business and operations of the Company's vendors, customers and other business partners, the Company is in the process of communicating with these parties in order to determine their Y2K compliant status. The Company is in the process of communicating with these parties in order to determine their compliance status. This communication is in the early stage and accordingly, the Company has not been able to determine if the failure of a third-party to be Y2K compliant will have a material adverse affect on the Company. The Company anticipates that this part of its Y2K plan will be substantially complete by October 31, 1999.

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

WORST CASE SCENARIO. The Company believes that its most reasonably likely, worst case scenario as a result of the Year 2000 problem will be the failure of one or more significant vendors, customers or business partners to become

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
--------------------------------------------------------------------------------


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

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a report of the voting results of the Company's annual shareholders meeting held on June 14, 1999.

1. The proposal to elect three directors was approved. Andrew M. Weiss, Demetre Nicoloff and Jeffrey W. Green were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. The tabulation is as follows:

                     Director              Votes For        Votes Against
                     --------              ---------        -------------
                  Andrew M. Weiss          4,277,373            81,152
                 Demetre Nicoloff          4,275,373            81,152
                 Jeffrey W. Green          4,275,973            82,552

2. The proposal to amend the Company's Articles of Incorporation to increase the authorized shares of common stock from 10,000,000 to 20,000,000 and to authorize 5,000,000 undesignated shares was approved. There were 2,048,262 votes cast in favor and 384,552 votes cast against the proposal, with 20,790 shares abstaining.

3. The proposal to approve the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company was approved. There were 4,330,673 votes cast in favor and 27,152 votes cash against the proposal, with 700 shares abstaining.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 15.

(b)      Form 8-K. None.

SIGNATURES
--------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report signed on its behalf by the undersigned hereunto duly authorized.


                            APPLIED BIOMETRICS, INC.



Dated:  August 16, 1999     /s/ Camille M. Meyer
                            ---------------------------------------------------
                            Camille M. Meyer
                            Vice President, Finance and Chief Financial Officer
                            (Principal Financial Officer)

APPLIED BIOMETRICS, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------


10.1 Applied Biometrics 1996 Stock Option Plan, amended July 2, 1999. (filed herewith electronically).

10.2 Applied Biometrics Amended 1994 Stock Option Plan, amended July 2, 1999. (filed herewith electronically).

10.3 Applied Biometrics 1998 Stock Plan, amended June 12, 1998. (filed herewith electronically).

27.1 Financial Data Schedule for the six-month period ended June 30, 1999 (filed herewith electronically).