Form 10-Q
period 1999-09-30
APPLIED BIOMETRICS INC
filed 1999-11-15
CIK 816568

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For quarterly period ended September 30, 1999
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ___ to ____

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

On November 12, 1999, there were 5,299,004 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

APPLIED BIOMETRICS, INC.
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                                  September 30,    December 31,
                                                                      1999             1998
                                                                      ----             ----
                                                                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents ....................................    $  2,709,718     $  1,869,413
Marketable securities, short-term ............................              --          500,000
Inventories, net .............................................         169,374          175,078
Other ........................................................          48,020           37,833
                                                                  ------------     ------------
    Total current assets .....................................       2,927,112        2,582,324

Equipment and leasehold improvements, net ....................         608,934          427,086
Intangibles, net .............................................          70,568           75,074
Other ........................................................           9,585            9,585

Net assets of discontinued operations ........................              --          202,642
                                                                  ------------     ------------
    Total assets .............................................    $  3,616,199     $  3,296,711
                                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable .............................................    $    102,557     $     56,186
Accrued expenses .............................................         241,872           87,200
                                                                  ------------     ------------
    Total current liabilities ................................         344,429          143,386
                                                                  ------------     ------------

Non-current liabilities:
Liability for pending issuance of common stock ...............              --        1,001,761
Capital lease obligation .....................................          14,121               --
                                                                  ------------     ------------
    Total non-current liabilities ............................          14,121        1,001,761
                                                                  ------------     ------------

Shareholders' equity:
Common stock: authorized 10,000,000 shares of $.01 par value;
    5,299,004 issued and outstanding at September 30, 1999 and
    4,337,117 at December 31, 1998 ...........................          52,990           43,371
Additional paid-in capital ...................................      23,685,933       20,560,849
Accumulated deficit ..........................................     (20,481,274)     (18,452,656)
                                                                  ------------     ------------
    Total shareholders' equity ...............................       3,257,649        2,151,564
                                                                  ------------     ------------
    Total liabilities and shareholders' equity ...............    $  3,616,199     $  3,296,711
                                                                  ============     ============

                 The accompanying notes are an integral part of
                  the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                                   1999            1998            1999            1998
                                                   ----            ----            ----            ----
                                                        (Unaudited)                     (Unaudited)
Operating expenses:
Selling, general and administrative .......    $   287,625     $   336,469     $   778,949     $   739,430

Research and development ..................        417,192         120,435         972,210         599,777
                                               -----------     -----------     -----------     -----------

Operating loss ............................       (704,817)       (456,904)     (1,751,159)     (1,339,207)

Other income, net .........................         10,554          44,171          56,711         153,789
                                               -----------     -----------     -----------     -----------

Net loss from continuing operations .......       (694,263)       (412,733)     (1,694,448)     (1,185,418)

Discontinued operations:
      Loss from operations of transcatheter
      closure business ....................             --        (195,109)             --        (614,367)
                                               -----------     -----------     -----------     -----------

Net loss ..................................    $  (694,263)    $  (607,842)    $(1,694,448)    $(1,799,785)
                                               ===========     ===========     ===========     ===========


Basic and diluted loss per share:
      Continuing operations ...............    $     (0.15)    $     (0.10)    $     (0.38)    $     (0.28)
      Discontinued operations .............          (0.00)          (0.05)          (0.00)          (0.14)
                                               -----------     -----------     -----------     -----------
      Net loss ............................    $     (0.15)    $     (0.14)    $     (0.38)    $     (0.42)
                                               ===========     ===========     ===========     ===========

Weighted-average common shares outstanding       4,501,721       4,329,264       4,443,723       4,303,917
                                               ===========     ===========     ===========     ===========

                 The accompanying notes are an integral part of
                  the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIODS ENDED DECEMBER 31, 1997, 1998 AND SEPTEMBER 30, 1999
--------------------------------------------------------------------------------



                                                     Common Stock             Additional     Accumulated
                                                Shares          Amount     Paid in Capital     Deficit
                                            -------------------------------------------------------------
December 31, 1996 ......................       4,168,987     $     41,690    $ 19,703,468    $(12,458,048)

Shares issued for purchase of
transcatheter closure product line .....          85,000              850         509,150

Exercise of stock options ..............          22,130              221          66,341

Net loss ...............................                                                       (2,592,470)

                                            -------------------------------------------------------------
December 31, 1997 ......................       4,276,117           42,761      20,278,959     (15,050,518)

Exercise of stock options ..............          61,000              610         281,890

Net loss ...............................                                                       (3,402,138)

                                            -------------------------------------------------------------
December 31, 1998 ......................       4,337,117           43,371      20,560,849     (18,452,656)

Issuance of stock, net of offering costs         815,000            8,150       2,049,791

Exercise of stock options ..............         146,887            1,469       1,075,293

Distribution of the net assets of
Cardia, Inc. ...........................                                                         (334,170)

Net loss for the nine months ended
September 30, 1999 .....................                                                       (1,694,448)

                                            -------------------------------------------------------------
September 30, 1999 (unaudited) .........       5,299,004     $     52,990    $ 23,685,933    $(20,481,274)
                                            =============================================================

                 The accompanying notes are an integral part of
                  the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                1999            1998
                                                                                ----            ----
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................................    $(1,694,448)    $(1,799,785)
Net loss from discontinued operations ..................................             --         614,367
                                                                            -----------     -----------
Loss from continuing operations ........................................     (1,694,448)     (1,185,418)

Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation ...........................................................        145,585         153,142
Amortization ...........................................................         10,848           6,885

Changes in operating assets and liabilities:
Inventory ..............................................................          5,704         (12,223)
Prepaid expenses and other current assets ..............................        (10,187)         12,801
Accounts payable and accrued expenses ..................................        193,016          10,999
                                                                            -----------     -----------
   Net cash used by continuing operations ..............................     (1,349,482)     (1,013,814)
   Net cash used by discontinued operations ............................       (120,548)       (635,628)
                                                                            -----------     -----------
   Net cash used by operating activities ...............................     (1,470,030)     (1,649,442)
                                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of short-term investments .........................        500,000         664,647
Purchase equipment and improvements ....................................       (303,824)        (46,907)
Investments in patents and trademarks ..................................         (6,323)
Discontinued operations, purchase of equipment .........................        (10,981)        (22,142)
                                                                            -----------     -----------
   Net cash provided by investing activities ...........................        178,872         595,598
                                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock .................................      2,057,941              --
Proceeds from exercise of stock options ................................         75,001         277,500
Repayment of capital lease obligations .................................         (1,479)             --
                                                                            -----------     -----------
   Net cash provided by financing activities ...........................      2,131,463         277,500
                                                                            -----------     -----------

Net increase (decrease) in cash and cash equivalents ...................        840,305        (776,344)
Cash and cash equivalents at beginning of year .........................      1,869,413         821,673
                                                                            -----------     -----------
Cash and cash equivalents at end of the period .........................    $ 2,709,718     $    45,329
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

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending December 31, 1999.


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

Cardia's 1999 operating results through the distribution date were break-even. Net assets attributable to Cardia of $334,171 were distributed at their net book value and were reflected as a dividend and the Company recorded no gain or loss as a result of the distribution.

APPLIED BIOMETRICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(3)  EARNINGS PER SHARE:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, during fiscal year 1998. Earnings per share for the periods presented have been prepared in accordance with the provisions of SFAS No. 128. The following table sets forth the computation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
                                                 1999         1998         1999         1998
                                                 ----         ----         ----         ----
                                                    (Unaudited)               (Unaudited)
Denominator for basic earnings per share:
    Weighted-average common shares ........    4,501,721    4,329,264    4,443,723    4,303,917
Effect of dilutive securities:
    Shares associated with option plans ...           --           --           --           --
    Dilutive potential common shares ......           --           --           --           --
                                               ---------    ---------    ---------    ---------
Denominator for diluted earnings per share:
    Adjusted weighted-average common shares
    and dilutive potential common shares ..    4,501,721    4,329,264    4,443,723    4,303,917
                                               =========    =========    =========    =========


                                                                       As of September 30,
                                                                         1999       1998
                                                                         ----       ----
                                                                           (Unaudited)

Options outstanding                                                     616,650         884,537
Exercise prices .......................................            $3.00-12.625  $3.00 - 12.625
Expiration dates ......................................             2000 - 2009     1999 - 2008

For the three and nine-month periods ended September 30, 1999 and 1998, none of the options outstanding were included in the computation of diluted earnings per share for those periods because the Company had incurred net losses, and the inclusion of options would have been anti-dilutive.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


FORWARD-LOOKING STATEMENTS:

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q INCLUDE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "EXPECT," ANTICIPATE," "PLAN," "MAY," "ESTIMATE," OR OTHER SIMILAR EXPRESSIONS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULT TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED IN OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS MAY INCLUDE, THE COMPANY'S DEPENDENCE ON AND NEED FOR FURTHER DEVELOPMENT OF ITS SOLE PRODUCT, THE COMPANY'S LIMITED EXPERIENCE AND FINANCIAL RESOURCES AND UNCERTAINTY OF FUTURE RESULTS, THE NEED FOR FURTHER DEVELOPMENT ON AND THE UNCERTAINTY OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCT, THE COMPANY'S NEED FOR ADDITIONAL FINANCING, THE REGULATED NATURE OF THE MEDICAL DEVICE MARKET, COMPETITIVE FACTORS AND OTHER RISK FACTORS DISCUSSED IN EXHIBIT 99.1 TO THIS REPORT AND FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.


OVERVIEW

Applied Biometrics, Inc. ("Applied Biometrics" or "the Company") is a development stage medical device company engaged in the research, development, manufacture and marketing of advanced cardio-vascular and hemodynamic diagnostic and monitoring systems. The Company believes that its core competencies in ultrasound transducer technology, signal processing, cardiac anatomy, pathology and hemodynamics position it to develop and commercialize a range of cardiac diagnostic and patient monitoring products. The Company's Basis(TM) Cardiac Output Monitor and RealFlow(TM) Cardiac Output Probe are U.S. Food and Drug Administration ("FDA") cleared medical devices designed to provide real time, beat-to-beat, cardiac output monitoring in surgical and post-operative, intensive care unit settings.

During the nine months ended September 30, 1999, the Company continued development of its Basis Cardiac Output Monitoring System and RealFlow Probe, focusing on product refinement, upgrading its manufacturing facility, beginning production, and completing an equity financing to provide necessary capital for the Company's development and commercialization plans for Basis and RealFlow.

The Company's plans currently call for product evaluations to be conducted at a number of adult and pediatric clinical sites in the U.S. prior to commercial release of the system. These product evaluations were commenced in October 1999 at one clinical site in the U.S.

While the early results from these evaluations indicated that the product performed well in a number of respects, the results also indicated the need for modifications to the Basis Cardiac Output Monitoring System in order to meet the Company's product performance expectations. The Company intends to make these modifications before continuing with further product evaluations at its clinical sites. As a result, the Company anticipates that its planned product evaluations will continue into the first half of 2000. The Company intends to commercialize the Basis Cardiac Output Monitoring System following the successful completion of these product evaluations. The Company's ability to meet the timelines in these forward-looking statements will depend upon the Company's ability to timely and successfully develop the necessary product modifications, begin manufacturing modified products, and the outcome of evaluations of the modified products.

The Company's recent private equity-financing was completed on September 29, 1999 and resulted in net proceeds of $2.1 million. The Company issued 815,000 shares of Common Stock at an offering price of $3.00 per share. The infusion of additional capital will be used to complete the development of the Company's Basis and RealFlow products and prepare for the market launch of these products in 2000.

Earlier in the year, the Company completed the distribution of Cardia, Inc. ("Cardia") to the Company's shareholders. The distribution was effective on February 11, 1999 to shareholders of record on January 25, 1999. The completion of the Cardia distribution allows the Company to focus all of its resources on completing the development of its cardiac output monitoring system.


RESULTS OF CONTINUING OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 WITH
THE THREE MONTHS ENDED SEPTEMBER 30, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Selling, general and administrative expenses decreased $48,000 in the third quarter of 1999 from $336,000 during the 1998 period to $288,000 during the 1999 period. Selling, general and administrative costs for the 1998 period were generally allocated between continuing and discontinued operations, while these costs for the 1999 period were fully absorbed by continuing operations. The decrease in costs in the 1999 quarter compared to the 1998 quarter are primarily related to higher than usual costs in the third quarter of 1998 for legal and ISO certification services related principally to the Cardia transcatheur closure product but not fully absorbed by discontinued operations.

Research and development expenses increased $297,000 from $120,000 in 1998 to $417,000 in 1999 due to increased engineering, operations and quality personnel costs, mammal testing and manufacturing pilot costs in the 1999 period related to the Company's Cardiac Output Monitoring System and due to the allocation of 1998 period costs to discontinued operations.

Operating costs are expected to continue to increase as the Company adds personnel, equipment and other costs to complete the development and bring to market its Basis Cardiac Output Monitoring System. This forward looking statement will be influenced primarily by the Company's estimate of time and resources needed to complete development (including the necessary modification discussed above), the Company's ability to establish manufacturing and quality systems necessary to produce the product, success of the Company's field product evaluations and market acceptance of the cardiac output monitoring system.

Other income, primarily interest income, decreased $34,000 from $44,000 in the third quarter of 1998 to $10,000 in the 1999 quarter. The decrease is due to lower average investment balances in the 1999 quarter than in the 1998 quarter.

The 1999 third quarter net loss was $694,000, or $0.15 per share, compared to a net loss of $608,000, or $0.14 per share in 1998, including a $195,000, or $.05 per share, loss from discontinued operations.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 WITH
THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Selling, general and administrative expenses increased $40,000 from $739,000 during the 1998 nine-month period to $779,000 in the 1999 period. Costs during the 1999 period were generally higher than the 1998 period due to 1998 costs allocated between continuing and discontinuing operations. The 1999 selling, general and administrative costs are expected to end the year higher than the 1998 period due to continued operations fully absorbing these costs since the spin-off of Cardia in the first quarter of 1999 and due to staff added during the 1999 year in connection with the Company's plans for commercialization of the Basis Cardiac Output Monitoring System.

Research and development expenses increased $372,000 from $600,000 in 1998 to $972,000 in 1999 as increased spending for engineering, operations and quality personnel, prototype testing, mammal testing and pilot manufacture costs related to the Company's Cardiac Output Monitoring System exceeded research and development costs that were allocated to discontinued operations in the 1998 period.

Other income, primarily interest income, decreased $97,000 from $154,000 in the nine-months of 1998 to $57,000 in the 1999 period. The decrease is due to lower average investment balances in the 1999 period than in the 1998 period. Investment resources were used throughout 1998 and the first quarter of 1999 for development efforts toward both the Company's Cardiac Output Monitoring System and the transcatheter closure device, which comprised the core technology distributed with Cardia, Inc. Investment resources during the second and third quarters of 1999 have continued to fund the Basis Cardiac Output Monitoring System and RealFlow Probe development.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


The net loss for the nine months ended September 30, 1999 was $1,694,000, or $0.38 per share, compared to a net loss of $1,800,000, or $0.42 per share, in 1998, which included a $614,000, or $0.14 per share, loss from discontinued operations.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,700,000 at September 30, 1999 as compared to $2,400,000 of cash, cash equivalents and marketable securities at December 31, 1998, an increase of $300,000. During the third quarter the Company completed a private equity-financing resulting in net proceeds of $2.1 million. The cash inflow from the equity-financing was offset by the year to date loss from operations and cash used for leasehold improvements and equipment purchases.

Continuing operating activities in 1999 used cash of $1,349,000 as compared to $1,014,000 used during the 1998 nine-month period. Discontinued operations used cash of $121,000 during the 1999 period as compared to $636,000 in the prior nine-month period.

Investing activities provided $179,000 in the 1999 period as compared to $596,000 in the 1998 period. Short-term investments of $500,000matured in the 1999 period and were offset by $300,000 of leasehold improvements and equipment purchases. The 1998 period also had $665,000 of short-term investments maturing, offset by $47,000 of equipment purchases. Discontinued operations used $11,000 and $22,000 in the 1999 and 1998 periods, respectively. The Company intends to spend approximately $100,000 on capital expenditures in the fourth quarter of the year. These expenditures will continue to expand the manufacturing and information technology capabilities of the Company and directly support the commercialization of the Company's Basis Cardiac Output Monitoring System. The Company has financing for these expenditures that will be secured by the equipment and requires the Company to issue the lenders a warrant to purchase the Company's common stock.

Financing activities in the nine-month period provided $2,131,000 of cash, resulting primarily from the issuance of Common Stock.

Based on its expected rate of spending the Company believes, , that its existing cash and cash equivalents will enable the Company to meet its cash requirements for approximately the next six months. As a result the Company will need additional financing in order to successfully meet its current product development, market commercialization plans for its Basis Cardiac Output Monitoring System and capital expenditure needs. This forward-looking statement will be influenced by the Company's ability to meet its operational and development plans, as well as unanticipated changes to commit cash primarily for additional personnel and capital expenditures. The Company continues to pursue alternatives for obtaining additional working capital.


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

Other than the above statement, no other new accounting pronouncements have been issued that will have an impact on the Company's financial statements.

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

The "Year 2000" or "Y2K" problem references the problem caused by computer systems that have historically been written using two digits rather than four digits to define the applicable year. Additionally, the Y2K problem includes a problem calculating leap year if a computer system does not correctly identify the year 2000 as being a leap year. Company computer systems and other equipment and technology having date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 and may not recognize the year 2000 as a leap year. The Company defines "Year 2000 compliant" to mean that a product or service accurately process dates and times into and between the twentieth and twenty-first centuries, into and between the years 1900 and 2000, performs correct leap year calculations and properly exchanges date and time information with other products or services when used in combination.

STATE OF READINESS. The Company has tested and validated that its Basis Cardiac Output Monitoring System is Y2K compliant. The Company is in the process of documenting this validation process and the underlying components in the system. The Company has not as of the date of this report initiated a formal Y2K Plan as it had earlier intended with regard to IT and non-IT hardware, operating systems, software and the Year 2000 compliance status of its vendors and other service providers. However, the Company information technology ("IT") and non-information technology ("non-IT") systems are minimal and non-critical.

HARDWARE. The Company believes that its IT hardware have been upgraded for Y2K compliance and are compliant.

OPERATING SYSTEMS. The Company's operating systems are Microsoft NT, Novell Netware, Microsoft Windows 98 and Microsoft Windows NT. Novell has certified Netware to be Y2K compliant. Microsoft has certified Windows 98 and Windows NT to be Y2K compliant. Microsoft has also certified its NT 4.x network operating system is Y2K compliant upon installation of service release four. The Company has completed all such operating system upgrades.

SOFTWARE APPLICATIONS. The Company's software systems consist of "off-the-shelf" software. None of these software programs are critical to the Company's ability to accurately and timely process transactions. The Company believes that all software applications are either Y2K compliant or not dependent on date/time accuracy.

THIRD PARTY RELATIONSHIPS. Because Y2K issues may also impact the Company by affecting the business and operations of the Company's vendors and other business partners, the Company has begun to communicate with these parties regarding their Y2K compliance status as part of its ongoing normal day-to-day business communications. The Y2K compliant status of the Company's vendors will be part of the Company's vendor qualification program. These communications will not be completed by the end of 1999 and accordingly, the Company will not been able to determine if the failure of a third-party to be Y2K compliant will have a material adverse affect on the Company.

COSTS TO ADDRESS YEAR 2000 ISSUES. Although the ultimate cost of attaining Year 2000 compliance is not fully known at this time, management anticipates that any external costs will not be material. Any costs incurred will be funded from operations. The Company does not track internal personnel time spent on IT projects. To date, no IT projects have been delayed as a result of the Y2K problem. If the Company needs to devote more resources to the Y2K problem than currently anticipated, additional costs may be incurred. Such a situation could have a material adverse effect on the Company's financial condition and results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


The costs of Year 2000 compliance and the anticipated impact of the Y2K problem are the best estimates of Company management. Estimated costs and the anticipated impact of the Y2K problem are forward-looking statements that may be affected by the Company's current assessment of its internal exposure to the Y2K problem, the timeliness and accuracy of information provided by the Company's vendors and other business partners, the cost and availability of upgrades, corrections or replacements for IT and non-IT systems identified as non-compliant, and the cost of and the Company's ability to procure the services of consultants or qualified personnel if needed to assist with any unexpected Y2K problems.

WORST CASE SCENARIO. The Company believes that its most reasonably likely, worst case scenario as a result of the Year 2000 problem will be the failure of one or more significant vendors or business partners to become Year 2000 compliant and the inability of the Company to determine or react on a timely basis in order to mitigate the effects on the Company. If the operations of any significant vendor or other business partner are disrupted due to the Year 2000 problem and the Company is unable to develop and implement an effective contingency plan, the Company's ability to carry on essential activities could be materially affected. There can be no assurance that this scenario or any other impact of the Y2K problem will not have a material adverse effect on the Company's business, financial condition and results of operations.

CONTINGENCY PLANS. To date, the Company has not yet developed any detailed contingency plans to address Year 2000 compliance deficiencies. To the extent that the Company identifies Year 2000 compliance issues that cannot be addressed on a timely basis, it will seek to develop appropriate contingency plans in order to mitigate its risks.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 29, 1999, the Company completed a private placement of 815,000 shares of its Common Stock at an aggregate price of $2,445,000, resulting in net proceeds of $2.1 million after deducting agents' commissions of $244,500 and other expenses. The sale of securities was made to "accredited investors" as defined in Rule 501(a) of Regulation D and in reliance on Regulation D and
Section 4(2) under the Securities Act of 1933, as amended. Miller Johnson & Kuehn, Inc. of Minneapolis, MN and Fleming Securities, Inc. of Scottsdale, AZ acted as the Company's agents in the private placement. In connection with the private placement the Company issued the agents together warrants to purchase an aggregate of 81,500 shares of Common Stock at an exercise price of $3.00 per share.

The Company intends to use the net proceeds from this offering to fund research and development activities, build manufacturing capacity, develop a sales and marketing organization, increase working capital and for other general corporate purposes.

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


                             APPLIED BIOMETRICS, INC.



Dated:  November 15, 1999    /s/ Camille M. Meyer
                             ---------------------------------------------------
                             Camille M. Meyer
                             Vice President, Finance and Chief Financial Officer
                             (Principal Financial Officer)

APPLIED BIOMETRICS, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------


27.1 Financial Data Schedule for the nine-month period ended September 30, 1999 (filed herewith electronically).

99.1        Important Factors (filed herewith electronically).