Form 10-K
period 1999-12-31
APPLIED BIOMETRICS INC
filed 2000-03-20
CIK 816568

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the transition period from _____ to _____

                         Commission file number: 0-22146

--------------------------------------------------------------------------------

                            APPLIED BIOMETRICS, INC.
             (Exact name of Registrant as specified in its charter)

--------------------------------------------------------------------------------

               Minnesota                                41-1508112
        ------------------------          -----------------------------------
        (State of Incorporation)          (I.R.S. Employer Identification No.)

           501 EAST HIGHWAY 13, SUITE 108, BURNSVILLE, MINNESOTA 55337
                    (Address of principal executive offices)

                        TELEPHONE NUMBER: (612) 890-1123

                           --------------------------

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

                          ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 10, 2000, 5,354,004 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Registrant's outstanding Common Stock (based upon the last reported sale price of the Common Stock on that date by the Nasdaq SmallCap Market), excluding outstanding shares owned beneficially by executive officers and directors, was approximately $19,376,767.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 2000 (the "2000 Proxy Statement").

Basis(TM) and RealFlow(TM) are trademarks of the Company.

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-K INCLUDE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "EXPECT," ANTICIPATE," "PLAN," "MAY," "ESTIMATE" OR OTHER SIMILAR EXPRESSIONS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULT TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED IN OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS MAY INCLUDE THE COMPANY'S DEPENDENCE ON AND NEED FOR FURTHER DEVELOPMENT OF THE BASIS SYSTEM ITS SOLE PRODUCT, THE COMPANY'S LIMITED EXPERIENCE AND FINANCIAL RESOURCES AND UNCERTAINTY OF FUTURE RESULTS, THE NEED FOR FURTHER DEVELOPMENT ON AND THE UNCERTAINTY OF MARKET ACCEPTANCE OF THE BASIS SYSTEM, THE COMPANY'S NEED FOR ADDITIONAL FINANCING, THE REGULATED NATURE OF THE MEDICAL DEVICE MARKET, COMPETITIVE FACTORS AND OTHER RISK FACTORS DISCUSSED IN
EXHIBIT 99.1 TO THIS REPORT AND FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.


PART I

ITEM 1: DESCRIPTION OF BUSINESS

OVERVIEW AND HISTORY

Applied Biometrics, Inc. ("Applied Biometrics" or "the Company") is a late-development stage medical device company engaged in the research, development, manufacture and marketing of advanced cardio-vascular and hemodynamic diagnostic and monitoring systems. The Company believes that its core competencies in ultrasound transducer technology, signal processing, cardiac anatomy, pathology and hemodynamics position it to develop and commercialize a range of cardiac diagnostic and patient monitoring products. The Company's Basis Cardiac Output Monitor and RealFlow Cardiac Output Probe (collectively, the "Basis System") are medical devices designed to work together to provide real time, beat-to-beat, cardiac output monitoring in surgical and post-operative, intensive care unit settings.

Applied Biometrics was founded in 1984 to develop and market a cardiac output monitoring system using an ultrasound-based probe mounted in an endotrachial tube. After a number of years of research and development, the Company decided in 1996 to focus its efforts on a derivative of this device; a new, intra-operative cardiac output system using a disposable ultrasound probe applied directly to the ascending aorta. These efforts have resulted in the Basis System, which is in final stages of development.

During 1999, the Company continued development of the Basis System, focusing on product development and refinement, upgrading and validating its manufacturing facility, transitioning from prototype production to commercial production ability, conducting market evaluations and completing an equity financing to provide capital for the Company's development and commercialization efforts.

The Company is currently conducting product evaluations at adult and pediatric clinical sites in the U.S. prior to an intended commercial release of the Basis System. These product evaluations were originally commenced in October 1999 at one clinical site in the U.S. Although the early results from these evaluations indicated that the product performed well in a number of respects, the results also indicated the need for modifications to the Basis System in order to meet the Company's product performance expectations. The Company anticipates that its product evaluations and any further modifications necessary will continue in the first half of 2000 and intends to commercialize the Basis System following their successful completion. These forward-looking statements will be impacted however, by the Company's ability to timely and successfully complete product development and testing, commence manufacture of commercial quantities, establish adequate sales, marketing and customer support activities, obtaining additional financial resources and the outcome of end-user product evaluations. As of the date of this Report, the Company believes that it has made significant progress toward completing and testing the identified product refinements.

During 1999, the Company also completed the spin-off distribution of Cardia, Inc. a company engaged in developing technology designed to correct a certain class of cardiac conditions involving openings in the septum of the heart. The Company determined to spin-off Cardia because it believed that this technology required resources independent of its core cardiac output monitor technology.

Applied Biometrics' principal offices are located at 501 East Highway 13, Suite 108, Burnsville, MN 55337. The Company can be contacted by telephone at (612) 890-1123, by facsimile at (612) 890-1104, or by electronic mail at contact@abi-med.com.

CLINICAL USE OF CARDIAC OUTPUT

Cardiac output (or "CO"), is a measure of the volume of blood pumped by the heart into the aorta and, is one of the most basic physiological parameters of the body's hemodynamic system. There are typically two types of parameters measured in the heart for diagnostic and monitoring purposes: electro-physiological, such as the electrocardiogram ("ECG"), and hemodynamic, such as heart rate, blood pressure and cardiac output. In many cases, ECG, heart rate and pressures are used as a proxy to understand cardiac output. Surgical, electrical and drug therapies, as well as life support systems, such as bypass machines and heart assist devices, are often designed to develop and sustain a specified level of cardiac output.

Since the advent of open-heart surgery, surgeons, anesthesiologists and intensivists have desired a reliable, accurate, continuous and real time measure of cardiac output. The Company believes that medical practitioners recognize the importance of measuring cardiac output and that there is significant demand for an accurate, real-time cardiac output capability, especially for intra-operative and post-operative heart surgery settings. In these settings, surgeons, anesthesiologists and intensivists require continuous, real-time information about cardiac output to guide surgery, drug delivery and life support systems. The Company believes that practitioners are particularly interested in immediate cardiac output data for certain patients undergoing cardiac surgery, including heart transplant and coronary artery bypass surgeries, where the ability to provide real time, beat-to-beat, continuous cardiac output data can allow surgeons, cardiologists and anesthesiologists to react quickly to changes in a patient's condition.

THE COMPANY'S BASIS CARDIAC OUTPUT MONITORING SYSTEM

The Company's Basis Cardiac Output Monitoring System is an innovative new system designed to measure CO on a continuous and real-time basis during and after cardiac surgery. The Company believes that the Basis System is the only system designed to directly, continuously, and in real-time, measure the velocity and volume of blood in the ascending aorta. The Basis System is designed for use on a broad range of aortic diameters in both adults and children. By using ultrasound to monitor CO directly from the ascending aorta, the Basis System is expected to provide real-time accuracy never before available. In contrast to conventional CO techniques, the Basis System is designed to directly measure the patient's aortic diameter and blood velocity 44 times each second for a true, real-time view of cardiac output.

The Basis System consists of the patented, disposable, ultrasonic RealFlow Probe and the Basis Cardiac Output Monitor. The RealFlow Probe consists of an ultrasound sensor mounted in the probe head, a power cable and an integrated release mechanism. The release mechanism involves two nitinol "release" wires integrated into the sensor head, which the surgeon sutures to the patient's aorta during open-heart surgery. Later, after the chest cavity has been closed, the physician may release the sutures by withdrawing the release wires, permitting the probe to be removed from the chest without additional surgical intervention.

The Basis System monitor consists of both software and electronic hardware and display, which energize the Basis System's RealFlow probe, senses the probe's signal, determines cardiac output and provides a graphical and numeric display to the physician. The electro-lumiscent flat panel display provides numerical, waveform and trend information of the patient's cardiac output, stroke volume, blood velocity, aortic diameter and blood velocity. The monitor is designed to be automatic, requiring no user calibration, and to automatically adjust its analysis and readout to each individual patient.

The Basis System is specifically designed to address the need for continuous, real-time, cardiac output data in surgical and post-operative settings by reporting cardiac output accurately and without subjective user intervention. The Basis System readings may be used to guide cardiac surgeons during their surgical procedures and to assist intensivists and anesthesiologists by monitoring vital signs and managing life support systems both during and after the procedures.

CUSTOMERS AND MARKETS

There are over 1 million open chest cardiac procedures performed worldwide each year. The Company believes that the Basis System can be applied to the majority of these cases, but provides its most significant value where real time, continuous CO is indicated. Based on feedback from cardiovascular surgeons, the Company believes that these procedures include higher risk cases, a new class of procedures called "beating heart" surgery and pediatric cardiac surgeries. On a global basis, the Company believes that there are approximately 350,000-400,000 procedures of these types conducted every year. The Company believes that the Basis System is the only method that is designed to provide continuous, real-time, accurate CO monitoring in these cases.

The primary market for the Basis System is cardiac surgery centers and the associated cardiac surgeons. As of 1999, there were approximately 900 open-heart surgery centers in the United States, and an equal number outside the US. The primary purchaser and user of the Basis System will be the cardiac surgeon.

The Company also believes that new products based on Basis technology could open up new potential markets where blood flow measurements are deemed clinically useful but are otherwise unavailable or too costly. Among the other potential applications are carotid endarterectomies, liver transplants, kidney transplants and femoral bypass, as well as many other vascular procedures. The Company is unable to predict whether and to what extent such markets will develop until more investigation is performed.

BUSINESS STRATEGY

The Company's mission is to develop its core competences in sensor, signal processing and probe manufacture, monitor hardware and software technologies to develop a family of advanced, real-time monitoring products. The Company's focus is to develop and market unique systems to the cardiac and surgery markets, which provide high margin, disposable product revenue streams.

The Company's initial focus is to complete the development and commercialization of the Basis System. The Company believes that its core technology and expertise provide the basis for numerous additional product development opportunities in addition to the Basis System. The Company has several products in early development that fit this profile, including intra-operative probes, minimally invasive insertion systems and endo-trachial tube based systems.

SALES AND MARKETING

The Company is currently evaluating a number of sales strategies for its Basis System, including establishing a direct sales force, dealer/distributor relationships, manufacturers representatives and strategic sales alliances. The Company intends to hire the appropriate sales support personnel and field sales resources as needed for domestic and international markets.

The Company plans to develop a small network of opinion leaders in clinical practice to develop and validate specific applications for its products. The plans call for creation of a Medical Advisory Board and a group of Clinical Development partners. One of the Company's Directors, Dr. Demetre Nicoloff, M.D., PhD., an influential cardiac surgeon, is advising the Company in this matter.

The Company is preparing the appropriate sales and marketing tools for the Basis System and is developing market segment and target customer data. The Company intends to be ready with a full complement of sales and marketing collateral materials and programs to support Basis System commercialization.

MANUFACTURING

The Company currently builds its prototype probes at its 11,000 sq. ft. Burnsville, Minnesota location and intends to manufacture both the probe and monitor for its Basis System in this location. Certain component parts are manufactured by third party vendors or are off-the-shelf components. However, the Basis System Monitor contains a number of component parts that are nearing the end of their product life cycle and availability. The Company is working to design and test newer parts into the current monitor design in advance of any potential future component shortages.

The Company plans to continue to manufacture its proprietary probe, which requires a controlled environment and proprietary, specialized manufacturing skills and knowledge. Monitor assembly and testing will also be performed by the Company internally in the near term, but may be outsourced if the Company determines that it can improve its overall economics and maintain quality standards. The Company upgraded its probe and monitor manufacturing capabilities in 1999 in preparation for production readiness.

RESEARCH AND DEVELOPMENT

The Company's research and development strategy has been to perform its product development with its own staff, and to develop strong, proprietary competencies in ultrasound transducers, signal processing, cardiac anatomy and pathology, and the fluid dynamics of blood flow. At December 31, 1999, seven professionals, constituting 32% of the Company's staff, were devoted full time to research and development efforts. The Company's research and development expenditures for continuing operations were approximately $1,469,000, $805,000 and $1,409,000 in 1999, 1998 and 1997, respectively. These funds were used primarily to develop the Basis System and its underlying core technologies.

Although the Company believes the development of the Basis System is substantially complete, the Company may determine through its testing and evaluation process that further refinements are required prior to market launch. Initial results from the Company's product evaluations conducted in late 1999 indicated that the Basis System functioned well in many respects, but required certain modifications to meet the Company's expectations for performance and reliability on a clinical basis. Additional product evaluations were delayed until the necessary modifications to the product could be made to address the clinical performance issues. As of the date of this Report, the Company believes that it has made significant progress toward completing and testing the identified product refinements. The Company intends to participate in additional clinical evaluations during 2000 to continue to broaden the Company's market knowledge and data regarding the usefulness, cost effectiveness and clinical application of its products.

The Company believes that its core technology and expertise provide for numerous additional product development opportunities - each of which may offer attractive growth potential for the

Company. After the commercial launch of the Basis System, the Company plans to devote resources to these product initiatives, which include an intra-operative version of the RealFlow probe, an upgraded Basis Monitor and other projects. No assurance can be provided, that any of these product development projects will be undertaken or will result in the successful development and commercialization of additional products. Further, the Company will require additional financial resources to complete new product development activities and no assurance can be given that such financial resources will be obtained.

REGULATORY AND QUALITY ASSURANCE

The Company has established and maintains a design and development system, a management process and a manufacturing and quality control system designed to conform to the Food and Drug Administration's (the "FDA") Quality System Regulations ("QSR"). The Company plans to apply for ISO certification in 2000, consistent with its objective to receive CE marking of the Basis System, which, if received, would allow it to be freely marketed within the European Union member nations in 2001.

PATENTS AND PROPRIETARY RIGHTS

The Company has developed extensive proprietary technology and knowledge in a variety of fields that relate to cardiac output, blood flow and associated diagnostic and monitoring products. These include ultrasound transducer design and manufacturing, signal processing, cardiac anatomy, pathology and clinical procedures, the fluid dynamics of blood flow and acoustic properties of the human anatomy.

The Company's success depends in part on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of other parties. The Company seeks to protect its technology by filing patent applications for technologies that it considers important to the development of its business, based on an analysis of the cost of obtaining a patent, the likely scope of protection and the relative benefits of patent protection compared to trade secret protection, among other considerations.

The Company has U.S. and foreign patents and patents pending, which relate to devices and methods used to measure blood flow through a major mammalian artery using ultrasound technology, the release mechanism employed by the RealFlow probe, and certain methods and techniques which relate to minimally invasive surgery, beating heart surgery and advanced signal processing.

There can be no assurance that patents will be issued on current products or on products developed by the Company in the future, that the patents issued to the Company in the past or in the future will be of material benefit, or that the Company will have sufficient resources to enforce its patent rights. There can also be no assurance that the Company's products do not infringe on patents, copyrights or other proprietary information known or claimed by others, or that others will not successfully utilize part of or all of the Company's technologies without compensation to the Company. Infringement claims by third parties could have a material adverse effect on the Company. Intellectual property litigation is complex, time-consuming and expensive and the outcome of such litigation is difficult to predict. If the Company is found to have infringed on the rights of a third party, the Company may be unable to market its products without a license from such third party. There is no assurance that the Company would be able to obtain such a license on satisfactory terms, or at all.

In addition to its patented technology, the Company also relies heavily on trade secrets and unprotected proprietary technology. The Company seeks to maintain the confidentiality of such information through its internal security and secrecy measures and the employment agreements requiring employees and agents of the Company to observe the confidentiality of Company information and to assign to the Company inventions developed in the course of work for the Company. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of this information or that others will not be able to independently develop such information. Additionally, there can be no assurance that any agreements regarding confidentiality and non-disclosure will not be breached, or, in the event of any breach, that adequate remedies would be available to the Company.

COMPETITION AND ALTERNATIVE CARDIAC OUTPUT METHODS

The medical device marketplace is characterized by rapid innovation and intense competition. The Company anticipates two types of competition for the Basis System; indirect competition from pulmonary artery thermodilution catheter methods for measuring CO, and capnography (or Ficke principle) devices, and dye dilution products, and direct competition from other ultrasound-based systems.

The most common method for measuring cardiac output available today is called the thermal dilution method, which involves insertion of a catheter into the right side of the heart and the pulmonary artery (PA). Multiple injections of cold saline solution are made into the PA, and, the temperature change of the blood is monitored and correlated to blood volume. This method has a number of limitations: (1) it provides a single reading, based on the average flow over a 1 - 3 minute period, (2) it requires manual timing of the injections and subjective user interpretation of the results, and (3) it measures pulmonary artery flow instead of aortic flow.

Clinically, perhaps the most significant implication of these limitations is that the surgeon is not provided the actual cardiac output at any given time - they must wait while a separate, time consuming procedure is being conducted for a single, time-averaged reading. Although newer, continuous readout PA catheters are being marketed and have captured approximately 8% market share, these also average the heart's output over a 3-minute period. This "time-lagged" data means that the physicians, once again, do not have an accurate, current measure of cardiac output.

Bioimpedance measures the change in the electrical impedance of the chest, using ECG-type leads, and attempts to correlate to cardiac output. This technique is considered more appropriate as a low cost, non-invasive diagnostic method for use in a physician's office. Capnography (also referred to as the Ficke Principle) measures the intake of oxygen in the lungs by monitoring the inhaled and exhaled gases and correlates these measurements to blood volume in the lungs and then to cardiac output. Both of these systems have seen limited use and, due to their indirect nature, may be subject to a number of biasing effects.

Competition with thermodilution, bioimpedance and capnography methods for measuring CO are deemed indirect in that none of these methods provides real-time continuous monitoring and readout. The Company's Basis System will compete against these devices, but will target the surgical and intensive care markets, which the Company believes, will place high value on these differentiating features.

With regard to direct competition from other ultrasound-based systems, the Company currently knows of no products that are similar to the Company's Basis System in their underlying technology and application. The Company is aware that other companies have had development efforts in this area in the past (including patents received by Medtronic) but it is unaware of the status of the efforts, and it has not encountered any clinical or marketing activities of any like devices by any competitors. There are ultrasound-based devices, which monitor blood flow in the descending aorta from the esophagus, but the Company believes that there is little market penetration or clinical acceptance of these systems for cardiac surgery procedures. There can be no assurance, however, that others will not develop and commercialize cardiac output monitoring systems directly competitive with the Basis System.

Many of the Company's competitors and potential competitors have significantly greater financial, manufacturing, marketing and technical resources than the Company. The Company's competitors include Edwards Critical Care, a division of Baxter Healthcare Corporation, Johnson and Johnson, and Abbott Critical Care, all of which make and sell catheters, thermodilution cardiac monitors and peripheral products used to measure cardiac output by the thermodilution method. Two small companies, Deltex and Arrow market ultrasound-based systems, which monitor the descending aorta from the esophagus. Novametrix provides capnography systems, and Cardio-Dynamics provides bio-impedance systems. There can be no assurance that the Company will be able to compete effectively with these or any future competitors.

GOVERNMENT REGULATION

Government regulation in the U.S. and in foreign countries is a significant factor in the Company's business. In the U.S., manufacturers of medical devices must comply with certain regulations governing the testing, manufacture, packaging and marketing of medical devices under the Federal Food, Drug and Cosmetic Act and related regulations, which is administered by the FDA. All companies subject to FDA regulation must comply with a variety of rules, including the QSR, and are subject to periodic inspections by the FDA and other applicable agencies. If the FDA believes that its regulations have not been fulfilled, it may implement extensive enforcement powers, which were strengthened by the enactment of the Safe Medical Devices Act of 1990. The FDA's powers include, but are not limited to, the ability to ban products from the market, prohibit the operation of manufacturing facilities and effect recalls of products from customer locations.

The Basis System is considered by the FDA to be a Class II medical device, and is subject to the 510(k) pre-market notification process. The Company received 510(k) clearance to market a prior cardiac output device in 1991, and confirmed its clearance for the Basis System in 1996 and then again in May of 1999, using both internal and external consulting evaluations. Accordingly, the Company believes that the Basis System may be marketed in the U.S. without any further regulatory filings. The Company's regulatory personnel work closely with R&D and manufacturing to continually evaluate the regulatory status of all products and as with all, medical device manufacturers, the Company's 510(k) status is subject to review by the FDA.

In addition to 510(k) market clearance, the Company must comply with FDA QSR requirements, including the appropriate design control procedures and manufacturing quality processes and documentation. The Company will be subject to routine inspection by the FDA, and to a variety of state laws and regulations in those states or localities where its products are marketed. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection and disposal of hazardous or potentially hazardous substances.

There can be no assurance that the Company will not incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business. Changes in existing requirements or adoption of new requirements or policies may also adversely affect the Company's ability to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

To introduce the Basis System in Europe, the Company must comply with the "essential requirements" set forth in the Medical Device Directive (the "MDD") of the European Union (the "EU"), which define the safety, design, and manufacturing requirements for medical products. Typically, a full quality assurance system complying with international standards is required to conform to the MDD. Compliance with these requirements will allow the Company to apply the CE mark to the Basis System, allowing free sale in the EU, subject only to certain member country national laws.

PRICING AND THIRD PARTY REIMBURSEMENT

Pricing for medical devices is characterized by intense competition, extensive government regulation and strong cost-containment pressures from third-party payers such as government health programs, private health insurance plans, managed care organizations and other similar programs. With regard to the Company's proposed products, two primary forces are most likely to impact pricing: third party reimbursement for open heart surgery, and price comparisons with alternative devices.

It is well known that hospitals and third-party payers have adopted cost conscious approaches to the utilization of new techniques and equipment. This approach tends to increase the level of acceptance of new products that increase efficiency and productivity. The Company believes that the Basis System, and intra-operative real time cardiac output monitoring in cardiac surgery, has the potential to decrease costs and improve clinical outcomes for a broad range of cardiac surgery procedures in a large patient population. Advantages could result from both the decreased cost of performing the monitoring procedure, as well as the possible benefit of decreased patient complications and shorter time required to recover as a result of continuous cardiac output monitoring using a less invasive device. There can be no assurance, however that the Company's clinical work will demonstrate advantages in cost effectiveness of its Basis System. Furthermore, as with most new technologies there are no established reimbursement practices in place with third party payors, aside from the normal "999" codes which provide for physician reimbursement with explanation. The Company intends to begin to develop data to substantiate its hypotheses of cost savings during 2000.

Currently, the most common measurement technique for cardiac output uses the thermodilution PA catheter. These catheters are priced in the range of $75 - $300. Published reports indicate that the total cost to the hospital of a traditional thermodilution procedure is in excess of $1,000, given the requirement of a special test, related materials and personnel costs. The Company anticipates pricing its probe in the range of $400 - $500, thus at a price premium over the thermodilution catheter, but at a significant cost saving with respect to the thermodilution procedure.

While the Company is not aware of any significant reluctance on the part of the government or other health care insurers to provide reimbursement for the procedures performed with its products, future regulation and uncertainty among health care institutions about the direction of reimbursement rates could adversely affect the marketing efforts of the Company.

EMPLOYEES

As of December 31, 1999, the Company had 22 full-time and no part-time employees. Of these employees, 7 are engaged in research and development, 1 is in sales and marketing, 4 are in general and administration, 3 are in regulatory, quality or clinical affairs and 7 are in manufacturing. The Company's operating plan for 2000 calls for staffing to approximately 44 employees by year end, which includes 7 people in sales and marketing. The Company is not a party to any collective bargaining agreements and believes that its relations with its employees are good.


ITEM 1A: IMPORTANT FACTORS

Included as Exhibit 99.1 to this Report on Form 10-K are factors that are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. These factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

ITEM 2: DESCRIPTION OF PROPERTY

The Company presently occupies approximately 11,900 square feet of office, manufacturing and warehouse space in Burnsville, Minnesota. The Company leases this space for $83,000 annually plus common area maintenance and real estate taxes. The lease extends through March 31, 2002. The Company believes that these facilities are sufficient for its current needs through 2000, at which time additional office space may be required. The Company plans to evaluate its space requirements in mid-2000 with the intent to secure additional short-term space as needed and begin planning for a long-term facility solution.


ITEM 3: LEGAL PROCEEDINGS

None.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers, their ages, and their offices held as of February 29, 2000 are as follows:

      NAME                   AGE              POSITION WITH COMPANY
      ----                   ---              ---------------------

      Andrew M. Weiss        42       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                        DIRECTOR
      Camille M. Meyer       39       VICE PRESIDENT, FINANCE, CHIEF
                                        FINANCIAL OFFICER AND SECRETARY
      Steven R. Wedan        32       VICE PRESIDENT, ENGINEERING
      Joshua J. Baltzell.    30       VICE-PRESIDENT, SALES AND MARKETING
      Vic Fabano             38       VICE-PRESIDENT, MANUFACTURING
      Elizabeth R. Kempen    36       VICE-PRESIDENT, QUALITY ASSURANCE,
                                        REGULATORY AND CLINICAL AFFAIRS

ANDREW M. WEISS was elected Chief Executive Officer, President, and Director of the Company in March 1999. In 1998, Mr. Weiss served as President of Intellx of Boulder, Colorado, a venture stage company involved in medical image processing. From 1995 to 1998, Mr. Weiss was Chief Executive Officer and President of Vital Images, Inc., a Minneapolis-based provider of diagnostic and surgical visualization systems. In 1994 and 1995, he was Vice-President of Global Sales and Marketing for Marquette Medical Systems, a Milwaukee, Wisconsin based manufacturer of patient monitoring systems. Prior to 1994, Mr. Weiss held various positions with General Electric Company, including several positions with General Electric Medical Systems.

CAMILLE M. MEYER has served as Vice President, Finance and Chief Financial Officer since April 1999 and Secretary of the Company since June 1999. From July 1995 to March 1999, Ms. Meyer served as Controller of Bio-Vascular, Inc., a medical products company based in St. Paul, Minnesota. From 1989 to 1995, Ms. Meyer held a series of positions of increasing responsibility with Deloitte and Touche LLP, a public accounting firm, in their Minneapolis office. Ms. Meyer is a certified public accountant and received a Masters Degree in Business Taxation from the Carlson School of Management at the University of Minnesota.

STEVEN R. WEDAN has served as Vice President, Engineering since March 1999, Director of Engineering since December 1995, and Engineering Manager since December 1994. Prior to joining the Company, Mr. Wedan was a design and development engineer for General Electric Medical Systems, where he developed ultrasound, magnetic resonance, and computed tomography systems. Mr. Wedan received a Bachelor's Degree in Electrical Engineering from Michigan Technological University and a Master's Degree in Electrical and Computer Engineering from Marquette University.

JOSHUA BALTZELL has served as Vice-President, Sales and Marketing since February 2000 and Vice-President, Marketing and Business Development since September 1999. From 1993 to 1999, Mr. Baltzell held a series of marketing position of increasing scope and responsibility with Boston Scientific Corp., including most recently, Group Product Manager of Emerging Technologies and Business Development. Mr. Baltzell received degrees in Economics and Philosophy from St. Olaf College and a Masters of Business Administration from the Carlson School of Management at the University of Minnesota.

VIC FABANO has served as Vice-President, Manufacturing since February 2000 and Director of Manufacturing since May 1999. Mr. Fabano has extensive experience in start-up manufacturing of medical devices, including heart catheters and vascular wound closure devices. Prior to joining the Company, Mr. Fabano was Director of Manufacturing for Vascular Solutions, a medical device manufacturer based in Plymouth, Minnesota. From 1992 to 1998, Mr. Fabano worked at Boston Scientific Corp. in roles of increasing responsibility in manufacturing and quality engineering. Mr. Fabano received a Mechanical Engineering degree from the University of North Dakota.

ELIZABETH R. KEMPEN has served as Vice-President, Quality Assurance, Regulatory and Clinical Affairs since February 2000 and Director of Quality Assurance, Regulatory and Clinical Affairs since May 1999. Ms. Kempen has over ten years of experience in regulatory affairs and quality assurance within the Biomedical industry. Prior to joining the Company, Ms. Kempen held management positions in Project Development and Quality Assurance for Bio-Vascular, Inc, a medical products company based in St. Paul, Minnesota. From 1993 to 1996, Ms. Kempen worked in Regulatory Affairs for Guidant - Cardiac Pacemaker, Inc. Ms. Kempen received degrees in Microbiology and Public Health from the University of Wisconsin and a Masters of Business Administration from the Carlson School of Management at the University of Minnesota.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "ABIO". The following table sets forth, for each of the fiscal periods indicated, the range of high and low closing sale prices per share as reported by the Nasdaq SmallCap Market. These prices do not include adjustments for retail mark-ups, markdowns or commissions.

                                        HIGH         LOW
                                        ----         ---
      1999
        First Quarter .............   $ 8.500      $ 7.625
        Second Quarter ............     8.000        4.375
        Third Quarter .............     5.250        3.875
        Fourth Quarter ............     5.000        2.375

      1998
        First Quarter .............   $ 8.250      $ 6.750
        Second Quarter ............    11.250        6.375
        Third Quarter .............     9.250        4.500
        Fourth Quarter ............     7.500        6.875

The Company has not declared or paid any cash dividends on its Common Stock since its inception and the Company intends to retain all earnings for use in the business for the near future. The payment of dividends is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors. As of March 10, 2000, there were approximately 900 beneficial owners of the Company's Common Stock.

ITEM 6: SELECTED FINANCIAL DATA

SUMMARY STATEMENTS OF OPERATIONS DATA:

                                                                   YEAR ENDED DECEMBER 31,
                                            1999            1998           1997(1)          1996           1995
                                            ----            ----           -------          ----           ----
Net revenue ........................    $        --     $        --     $    64,940     $   125,120     $        --
Gross margin .......................             --              --          32,765          63,145              --
Operating Expenses:
   Selling, general &
     administrative ................      1,028,065         946,721       1,061,579         862,221         736,531
   Research & development ..........      1,469,001         805,459       1,409,280         894,517         689,354
Net loss from continuing
   operations ......................     (2,445,942)     (1,563,991)     (2,134,604)     (1,368,961)     (1,288,058)
Loss per share from continuing
   operations, basic and diluted ...    $     (0.52)    $     (0.36)    $     (0.51)    $     (0.35)    $     (0.44)
Weighted average shares(2)
   outstanding, basic and diluted ..      4,659,300       4,312,077       4,186,896       3,917,268       2,914,049


SUMMARY BALANCE SHEET DATA:

                                                                       AT DECEMBER 31,
                                            1999            1998            1997           1996             1995
                                            ----            ----            ----           ----             ----
Cash, cash equivalents & short-
   term investments ................    $ 1,910,356     $ 2,369,413     $ 4,420,180     $ 6,374,452     $ 2,210,587
Total assets .......................      2,827,739       3,296,711       5,437,923       7,490,300       2,632,491
Shareholders' equity(3) ............      2,516,625       2,151,564       5,271,202       7,287,110       2,447,502


-----------------------------
(1) In 1997, the Company ceased marketing efforts of two cardiac output devices: one that was integrated into an endotrachial tube, and the other being a predecessor to the current Basis System.

(2) The Company's weighted shares outstanding were increased by the issuance, in September 1999, of 815,000 shares of Common Stock in a private placement,

(3) Shareholders' equity increased by approximately $2,100,000 from net proceeds from the private placement of the Company's Common Stock in September 1999. Shareholders' equity was reduced by approximately $334,000 as result of the distribution of Cardia, Inc. to shareholders in February 1999. This amount represented the net assets of Cardia on the distribution date (See Note 3 to the Company's financial statements included in this Report).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Applied Biometrics, Inc. ("Applied Biometrics" or "the Company") is a late-development stage medical device company engaged in the research, development, manufacture and marketing of advanced cardio-vascular and hemodynamic diagnostic and monitoring systems. The Company believes that its core competencies in ultrasound transducer technology, signal processing, cardiac anatomy, pathology and hemodynamics position it to develop and commercialize a range of cardiac diagnostic and patient monitoring products. The Company's Basis Cardiac Output Monitor and RealFlow Cardiac Output Probe are medical devices designed to work together to provide real time, beat-to-beat, cardiac output monitoring in surgical and post-operative, intensive care unit settings.

During 1999, the Company continued development of its Basis System, focusing on product refinement, upgrading its manufacturing facility, transitioning from prototype production to commercial production ability, and completing an equity financing to provide capital for the Company's development and commercialization efforts.

The Company is currently conducting product evaluations at adult and pediatric clinical sites in the U.S. prior to an intended commercial release of the Basis System. These product evaluations were originally commenced in October 1999 at one clinical site in the U.S. Although the early results from these evaluations indicated that the product performed well in a number of respects, the results also indicated the need for modifications to the Basis System in order to meet the Company's product performance expectations. The Company anticipates that its product evaluations and any further modifications necessary will continue in the first half of 2000 and intends to commercialize the Basis System following their successful completion. These forward-looking statements will be impacted however, by the Company's ability to timely and successfully complete product development and testing, commence manufacture of commercial quantities, establish adequate sales, marketing and customer support activities, obtaining additional financial resources and the outcome of end-user product evaluations. As of the date of this Report, the Company believes that it has made significant progress toward completing and testing the identified product refinements.

During 1999, the Company also completed the distribution of Cardia, Inc. to the Company's shareholders. The distribution was effective on February 11, 1999 to shareholders of record on January 25, 1999. The completion of the Cardia distribution allows the Company to focus all of its resources on completing the development of its cardiac output monitoring system. Results of operations of the transcatether closure have been presented as discontinued operations for each year presented. Certain selling and administrative expenses were allocated between continuing and discontinued operations during 1998 and 1997.

RESULTS OF CONTINUING OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

General and administrative expenses increased $353,000 to $935,000 in 1999 from $582,000 in 1998. The increase in 1999 reflects increased compensation related costs of approximately $133,000 due to higher compensation levels and additional personnel hired in anticipation of product launch. The balance of the year-to-year increase relates to an allocation of personnel and other costs to discontinued operations in 1998.

Selling costs decreased $271,000 from $364,000 in 1998 to $93,000 in 1999. The Company had minimal sales and marketing activity in 1999. Of the $93,000 total sales and marketing costs for 1999, 32% was incurred in the first quarter and was related to marketing costs absorbed prior to the spin-off of the transcatheter business. The remaining 68% was incurred primarily in the fourth quarter of 1999 as the Company started adding marketing personnel and conducting marketing research and product evaluation activities related to the Basis System.

Research and development expenses increased $664,000 from $805,000 in 1998 to $1,469,000 in 1999 due to increased engineering, operations and quality personnel costs, mammal testing and manufacturing pilot costs in 1999 over 1998. Additionally, some 1998 costs, primarily related to manufacturing and quality personnel were allocated to discontinued operations in 1998.

The Company focused all research and development efforts during 1999 to the Company's Basis Cardiac Output Monitoring System and RealFlow Probe. Although the Company believes the development of the Basis Cardiac Output Monitoring System is nearly complete, the Company believes that further refinements will be made as the Company receives feedback from its mammal studies and users of the Basis System. Initial results from the Company's product evaluations conducted in late 1999 indicated that the Basis System functioned well in many respects, but failed to meet the Company's expectations for performance and reliability on a clinical basis. Additional product evaluations were delayed until the necessary modifications to the product could be made to address the clinical performance issues. The Company intends to participate in additional clinical validations during 2000 to continue to broaden the Company's market knowledge and data regarding the usefulness, cost effectiveness and clinical application of its products.

Operating costs are expected to continue to increase in 2000 as the Company adds personnel, equipment and other costs to complete the development and bring to market its Basis Cardiac Output Monitoring System. This forward looking statement will be influenced primarily by the Company's estimate of time and resources needed to complete development (including the necessary modifications discussed above), the Company's ability to establish manufacturing and quality systems necessary to produce the product, success of the Company's field product evaluations and market acceptance of the cardiac output monitoring system.

Other income, primarily interest, decreased $137,000 from $188,000 1998 to $51,000 in 1999. The decrease is due to lower average investment balances in 1999 than in 1998.

The 1999 net loss was $2,446,000, or $0.52 per share, compared to a net loss of $1,564,000, or $0.36 per share in 1998, excluding a loss of $1,838,000, or $.43 per share, from discontinued operations.

YEARS ENDED DECEMBER 31, 1998 AND 1997

The Company had no revenue in 1998 as compared to $65,000 in 1997. In 1996, after a number of years of research and development, the Company decided to focus its efforts on a new intra-operative cardiac output system using a disposable ultrasound probe applied directly to the ascending aorta. Sales of an earlier version of this device were ceased in 1997 until the completion of this next generation product.

Selling, general and administrative costs decreased $115,000 in 1998 from $1,062,000 to $947,000. Lower selling costs accounted for $24,000 of the decrease due to the reduction in marketing activities in 1998 as the Company focused on research and development. Reduced general and administrative costs of $91,000 accounted for the balance of the year-to-year decrease, primarily due to costs allocated to discontinued operations.

Research and development decreased $604,000 from $1,409,000 in 1997 to $805,000 in 1998. During 1998, fewer personnel and other resources were dedicated to the cardiac output development effort as compared to the 1997 activity. The Company's research and development activities were split between its continuing operations, cardiac output monitoring, and the transcatether closure business, which comprises discontinued operations.

Other income, primarily interest, was $188,000 in 1998 as compared to $303,000 in 1997 a decrease of 115,000. The decrease is the result of fewer funds available for investment.

The 1998 loss from continuing operations was $1,564,000, or $0.36 per share, as compared to a $2,135,000 loss, or $0.51 per share, in 1997. The loss from discontinued operations was $1,838,000, or $0.43 per share, in 1998 as compared to the 1997 loss from discontinued operations of $458,000, or $0.11 per share.


LIQUIDITY AND CAPITAL RESOURCES

Cash was $1,900,000 at December 31, 1999 as compared to $2,400,000 of cash, cash equivalents and marketable securities at December 31, 1998, a decrease of $500,000. In 1999, the Company completed a private equity financing resulting in net proceeds of $2.1 million. The cash inflow from the equity financing was more than offset by the year-to-date loss from operations and cash used for leasehold improvements and equipment purchases.

Continuing operating activities in 1999 used cash of $2,095,000 as compared to $1,339,000 used during 1998. Discontinued operations used cash of $121,000 during 1999 as compared to $909,000 in the prior year.

Investing activities provided cash of $116,000 in 1999 as compared to $3,013,000 in 1998. In 1999, maturing short-term investments of $500,000 added cash and were offset by $400,000 of cash outflow for leasehold improvements, equipment purchases, and patent and trademark costs. The 1998 period had $3,100,000 of short-term investments maturing, offset by $55,000 of equipment purchases. Discontinued operations used $11,000 and $30,000 in the 1999 and 1998 periods, respectively.

The Company needs approximately $500,000 for capital expenditures in the upcoming year. These expenditures will expand the manufacturing and information technology capabilities of the Company and directly support the commercialization of the Company's Basis Cardiac Output Monitoring System. The Company has lease financing for some of the capital expenditures. The lease will be secured by the equipment and requires the Company to issue the lenders a warrant to purchase the Company's common stock. Additional financing will need to be secured to support the balance of the capital spending required.

Financing activities provided $2,140,000 of cash, resulting primarily from the issuance of Common Stock.

Based on its expected rate of spending the Company believes that its existing cash and cash equivalents will enable the Company to meet its cash requirements until June 30, 2000. See Item 1A: "Important Factors" contained in Exhibit 99.1 of this Report and Note 2 to the Company's financial statements included on Page 30 of this Report regarding the Company's ability to continue as a going concern. As a result, the Company will need additional financing in order to successfully meet its current product development, market commercialization plans for its Basis Cardiac Output Monitoring System and capital expenditure needs. This forward-looking statement will be influenced by the Company's ability to meet its operational and development plans, as well as unanticipated changes to commit cash primarily for additional personnel and capital expenditures. The Company continues to pursue alternatives for obtaining additional working capital.


INFLATION

Management believes inflation has not had a material effect on the Company's operations or on its financial condition.

NEW ACCOUNTING STANDARDS

Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. The Company currently has no items that would be included as a component of other comprehensive income.

Other than the above statement, no other new accounting pronouncements have been issued that will have an impact on the Company's financial statements.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements can be found on pages 23 to 35 of this Report. The index to such items is included on page 21 in Item 14(a)(1).


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 18, 1999, the Company appointed Ernst & Young LLP as the Company's independent auditors and replaced PricewaterhouseCoopers LLP. The report of PricewaterhouseCoopers on the financial statements of the Company for the year ended December 31, 1998 was unqualified and did not contain an adverse opinion, any disclaimers, qualification or modification as to uncertainty, audit scope, or accounting principles. In connection with the audits of the financial statements of the Company for the two most recent fiscal years ending December 31, 1998, and each subsequent interim period preceding October 18, 1999, there were no disagreements or reportable events. The decision to change firms was approved by the Company's Board of Directors.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant

The information under the caption "Election of Directors" in the Registrant's 2000 Proxy Statement is incorporated by reference herein.

(b) Executive Officers of the Registrant

Information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant."

(c) Compliance with Section 16(a) of the Exchange Act

The Information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 2000 Proxy Statement is incorporated by reference herein.


ITEM 11: EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation" and "Other Information Regarding the Board - Directors' Compensation" in the Registrant's 2000 Proxy Statement is incorporated by reference herein.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Security Ownership of Principal Shareholders and Management" in the Registrant's 2000 Proxy Statement is incorporated by reference herein.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Report:

          (1)  Financial Statements

          The following financial statements are included hereinafter contained on pages 23 to 35 in this Annual Report on Form 10-K:

          Report of Independent Auditors
          Report of Independent Accountants
          Balance Sheets as of December 31, 1999 and 1998
          Statements of Operations for the Years Ended December 31, 1999, 1998
             and 1997
          Statements of Shareholders' Equity for the Years Ended December 31,
             1999, 1998 and 1997
          Statements of Cash Flows for the Years Ended December 31, 1999, 1998
             and 1997
          Notes to Financial Statements

          (2)  Financial Statement Schedules

          All information required by this section that is applicable to the Company is included in the Financial Statements or Notes thereto.

          (3)  Exhibits:

          The exhibits to this Annual Report on Form 10-K are listed in the
          Exhibit Index hereinafter contained on page E-1 of this Annual Report on Form 10-K. The Company will furnish a copy of any exhibit to a shareholder who requests a copy in writing upon payment to the Company of a fee of $5.00 per exhibit. Requests should be sent to: Camille M. Meyer, Vice-President, Finance and Chief Financial Officer; Applied Biometrics, Inc.; 501 East Highway 13, Suite 108; Burnsville, Minnesota 55337.

          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 14(c):

          A. Applied Biometrics 1996 Stock Option Plan, amended July 2, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
               1999).
          B. Applied Biometrics Amended 1994 Stock Option Plan, amended July 2, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
          C. Applied Biometrics 1998 Stock Plan, amended June 12, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
               1999).

          D. Employment letter dated February 19, 1999, between the Company and Andrew M. Mr. Weiss (incorporated by reference to Exhibit
               10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999).

(b)  Reports on Form 8-K

During the quarter ended December 31, 1999, the Company filed a Current Report on Form 8-K, dated October 18, 1999, reporting a change in the Company's certifying accountants under Item 4.

(c)  Exhibits

The response to this portion of Item 14 is included as a separate section of this Report. See the Exhibit Index on page E-1 of this report.

(d)  Financial Statement Schedules

The response to this portion of Item 14 is included as a separate section of this Report.

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS AND SHAREHOLDERS
APPLIED BIOMETRICS, INC.


We have audited the accompanying balance sheet of Applied Biometrics, Inc. as of December 31, 1999, and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Applied Biometrics, Inc. at December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and does not have sufficient liquidity to continue operations for at least the next twelve months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                       Ernst & Young LLP
Minneapolis, Minnesota
January 14, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
  OF APPLIED BIOMETRICS, INC.:

In our opinion, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, of shareholders' equity and of cash flows for each of the two years in the period ended December 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of Applied Biometrics, Inc. and its subsidiary at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Applied Biometrics, Inc. for any period subsequent to December 31, 1998.





PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 18, 1999

APPLIED BIOMETRICS, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                          1999             1998
                                                                          ----             ----
ASSETS
Current assets:
Cash and cash equivalents ........................................    $  1,910,356     $  1,869,413
Marketable securities, short-term ................................              --          500,000
Inventories, net .................................................         167,109          175,078
Prepaid expenses and other current assets ........................          90,577           37,833
                                                                      ------------     ------------
    Total current assets .........................................       2,168,042        2,582,324

Equipment and leasehold improvements, net ........................         550,675          427,086
Patents and other intangible assets, net .........................          99,437           75,074
Other assets .....................................................           9,585            9,585
Net assets of discontinued operations ............................              --          202,642
                                                                      ------------     ------------
    TOTAL ASSETS .................................................    $  2,827,739     $  3,296,711
                                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable .................................................    $     95,255     $     56,186
Accrued expenses and short-term debt obligations .................         195,849           87,200
Current maturities of capital lease obligations ..................           8,333               --
                                                                      ------------     ------------
    Total current liabilities ....................................         299,437          143,386

Capital lease obligations ........................................          11,677               --
Liability for pending issuance of common stock ...................              --        1,001,761
                                                                      ------------     ------------
    Total liabilities ............................................         311,114        1,145,147
                                                                      ------------     ------------


Shareholders' equity:
Undesignated stock: authorized 5,000,000 shares of $.01 par value;              --               --
    none issued or outstanding at December 31, 1999 and 1998 .....              --               --
Common stock: authorized 20,000,000 shares of $.01 par value;
    issued and outstanding, 5,299,004 and 4,337,117
    at December 31, 1999 and 1998, respectively ..................          52,990           43,371
Additional paid-in capital .......................................      23,362,233       20,560,849
Accumulated deficit ..............................................     (20,898,598)     (18,452,656)
                                                                      ------------     ------------
    Total shareholders' equity ...................................       2,516,625        2,151,564
                                                                      ------------     ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................    $  2,827,739     $  3,296,711
                                                                      ============     ============


    The accompanying notes are an integral part of the financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                   1999             1998             1997
                                                                   ----             ----             ----
Net revenue ...............................................    $         --     $         --     $     64,940
Cost of revenue ...........................................              --               --           32,175
                                                               ------------     ------------     ------------
Gross margin ..............................................              --               --           32,765

Operating expenses:
Selling, general and administrative .......................       1,028,065          946,721        1,061,579
Research and development ..................................       1,469,001          805,459        1,409,280
                                                               ------------     ------------     ------------

Operating loss ............................................      (2,497,066)      (1,752,180)      (2,438,094)
Other income, net .........................................          51,124          188,189          303,490
                                                               ------------     ------------     ------------

Loss from continuing operations ...........................      (2,445,942)      (1,563,991)      (2,134,604)

Discontinued operations:
Loss from operations of discontinued business .............              --       (1,838,147)        (457,866)
                                                               ------------     ------------     ------------

Net loss ..................................................    $ (2,445,942)    $ (3,402,138)    $ (2,592,470)
                                                               ============     ============     ============

Basic and diluted loss per share:
Continuing operations .....................................    $      (0.52)    $      (0.36)    $      (0.51)
Discontinued operations ...................................              --            (0.43)           (0.11)
                                                               ------------     ------------     ------------
Net loss ..................................................    $      (0.52)    $      (0.79)    $      (0.62)
                                                               ============     ============     ============

Weighted average common shares outstanding ................       4,659,300        4,312,077        4,186,896
                                                               ============     ============     ============


    The accompanying notes are an integral part of the financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                            1999             1998             1997
                                                                            ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................    $ (2,445,942)    $ (3,402,138)    $ (2,592,470)
Net loss from discontinued operations .............................              --       (1,838,147)        (457,866)
                                                                       ------------     ------------     ------------
Loss from continuing operations ...................................      (2,445,942)      (1,563,991)      (2,134,604)

Adjustments to reconcile loss from continuing
    operations to net cash used in operating activities:
Depreciation and amortization of capital leases ...................         191,391          199,162          179,470
Amortization of patents and other intangible assets ...............          25,012           25,051            9,182
Loss on disposal of assets ........................................          31,776               --               --

Changes in operating assets and liabilities:
Accounts receivable ...............................................              --               --           19,417
Inventories .......................................................           7,969          (24,585)          71,983

Prepaid expenses and other current assets .........................         (52,744)          48,333          140,499
Accounts payable ..................................................          39,069          (19,856)         (50,215)
Accrued expenses ..................................................         108,649           (3,479)          13,746
                                                                       ------------     ------------     ------------
    Net cash used in continuing operations ........................      (2,094,820)      (1,339,365)      (1,750,522)
    Net cash used in discontinued operations ......................        (120,548)        (908,616)         (16,409)
                                                                       ------------     ------------     ------------
    Net cash used in operating activities .........................      (2,215,368)      (2,247,981)      (1,766,931)
                                                                       ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements ............................        (323,148)         (54,874)        (222,446)
Investment in patents and trademarks ..............................         (49,375)              --               --
Investments in marketable securities ..............................              --         (500,000)      (2,700,524)
Proceeds upon sale and maturity of marketable securities ..........         500,000        3,598,507        4,734,808
Discontinued operations, net ......................................         (10,981)         (30,412)         (31,457)
                                                                       ------------     ------------     ------------
   Net cash provided by investing activities ......................         116,496        3,013,221        1,780,381
                                                                       ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of Common Stock ...................       2,067,562               --               --
Proceeds related to exercise of stock options
    and warrants ..................................................          75,851          282,500           66,562
Repayment of capital lease obligations ............................          (3,598)              --               --
                                                                       ------------     ------------     ------------
    Net cash provided by financing activities .....................       2,139,814          282,500           66,562
                                                                       ------------     ------------     ------------
NET INCREASE IN CASH AND CASH
    EQUIVALENTS ...................................................          40,943        1,047,740           80,012
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR .......................................................       1,869,413          821,673          741,661
                                                                       ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..........................    $  1,910,356     $  1,869,413     $    821,673
                                                                       ============     ============     ============


    The accompanying notes are an integral part of the financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                    ADDITIONAL
                                                           COMMON STOCK               PAID-IN         ACCUMULATED
                                                     SHARES         PAR VALUE         CAPITAL           DEFICIT
                                                     ------         ---------         -------           -------
BALANCE AT DECEMBER 31, 1996 ................        4,168,987    $      41,690    $  19,703,468     $ (12,458,048)

Shares issued for purchase of
   transcatheter closure product line .......           85,000              850          509,150                --
Stock option activity .......................           22,130              221           66,341                --
1997 Net loss ...............................               --               --               --        (2,592,470)
                                                 -------------    -------------    -------------     -------------
BALANCE AT DECEMBER 31, 1997 ................        4,276,117           42,761       20,278,959       (15,050,518)

Stock option activity .......................           61,000              610          281,890                --
1998 Net loss ...............................               --               --               --        (3,402,138)
                                                 -------------    -------------    -------------     -------------
BALANCE AT DECEMBER 31, 1998 ................        4,337,117           43,371       20,560,849       (18,452,656)

Stock option activity .......................          146,887            1,469        1,076,143                --
Issuance of stock, net of offering
   costs ....................................          815,000            8,150        2,059,412                --
Distribution of the net assets of
   Cardia, Inc. .............................               --               --         (334,171)               --
1999 Net loss ...............................               --               --               --        (2,445,942)
                                                 -------------    -------------    -------------     -------------
BALANCE AT DECEMBER 31, 1999 ................        5,299,004    $      52,990    $  23,362,233     $ (20,898,598)
                                                 =============    =============    =============     =============


    The accompanying notes are an integral part of the financial statements.

APPLIED BIOMETRICS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS DESCRIPTION:

Applied Biometrics, Inc. ("Applied Biometrics" or the "Company") is a medical device company engaged in the research, development, manufacture and marketing of advanced cardio-vascular and hemodynamic diagnostic and monitoring systems. The Company believes that its core competencies in ultrasound transducer technology, signal processing, cardiac anatomy, pathology and hemodynamics position it to develop and commercialize a range of cardiac diagnostic and patient monitoring products. The Company is currently completing the development and testing of an innovative, ultrasound-based cardiac output monitoring system for cardiac surgery applications. The Company's Basis(TM) Cardiac Output Monitor and RealFlow(TM) Cardiac Output Probe (the "Basis System") are designed to provide real time, beat-to-beat, cardiac output monitoring in surgical and post-operative intensive care settings.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepting accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of cash and highly liquid investments purchased with an original maturity of three months or less. Cash at December 31, 1999 was primarily invested in a money market fund.

MARKETABLE SECURITIES:

Investments having original maturities in excess of three months are classified as marketable securities. Investments are classified as short-term or long-term in the balance sheet based on their maturity date. At December 31, 1998, all of the Company's marketable securities consisted of U.S. Government or U.S. Government-backed obligations and were classified as available-for-sale. Available-for-sale investments are recorded at market value with net unrealized holding gains and losses included as a separate component of shareholders' equity. At December 31, 1998, the market value of the investments approximated cost.

INVENTORIES:

Inventories are comprised of component parts and are valued at the lower of first-in, first-out (FIFO) cost or market.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Furniture, fixtures, computer and manufacturing equipment are depreciated over a 5-year life. Leasehold improvements are amortized over the life of the related facility lease or the asset whichever is shorter. Major replacements and improvements are capitalized and maintenance and repairs that do not improve or extend the useful lives of the respective assets are charged to operations. The asset and related accumulated depreciation or amortization accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, recorded in "Other income, net" on the Statements of Operations at the time of disposal.

APPLIED BIOMETRICS, INC.
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
--------------------------------------------------------------------------------

LONG-LIVED ASSETS:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Impairment losses are recorded whenever indicators of impairment are present.

PATENTS AND OTHER INTANGIBLE ASSETS:

Patents and other intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives ranging from ten to fifteen years. The Company evaluates the net realizability of intangibles on an ongoing basis, based on current and anticipated undiscounted cash flows.

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred.

STOCK-BASED COMPENSATION:

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which disclosures are presented in Note 7 "Shareholders' Equity". The Company continues to account for employee stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations.

INCOME TAXES:

The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes ("temporary differences"). Temporary differences relate primarily to operating and capital loss carryforwards and research and experimentation tax credit carryforwards. The Company has established a valuation allowance against its deferred tax assets as the relizability of such deferred tax assets is uncertain.

LOSS PER COMMON SHARE:

Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding, while diluted EPS is computed based on the weighted average number of common shares outstanding adjusted by the weighted average number of additional shares that would have been outstanding had the potential dilutive common shares been issued. Potential dilutive shares of common stock include stock options and other stock-based awards granted under the Company's stock-based compensation plans. Diluted earnings per share is not separately presented as the effect of outstanding options and warrants is antidilutive.

(2) GOING CONCERN:

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and has not generated positive cash flow from operations. As a result, the Company needs additional financing to continue as a going concern. The Company continues to explore possible financing alternatives.

Because of uncertainties regarding the achievability of additional financing, no assurance can be given as to the Company's ability to continue in existence. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

APPLIED BIOMETRICS, INC.
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
--------------------------------------------------------------------------------

(3) DISCONTINUED OPERATIONS:

The Company's Board of Directors approved a plan in December 1998 to distribute to the shareholders of the Company its transcatheter closure business. On February 11, 1999, the Company completed the spin-off distribution of Cardia, Inc. ("Cardia") with Cardia thereafter operating as an independent company with its own publicly traded securities. All Applied Biometrics shareholders of record received one share of Cardia common stock for every 11.563 shares of Applied Biometrics common stock held, comprising 75% of Cardia's common stock.

The spin-off distribution was recorded by reducing shareholders' equity by $334,000, which represents the carrying value of Cardia's net assets. Cardia's 1999 operating results through the distribution date were breakeven. No gain or loss was recorded on the distribution. The Company's financial statements report the operating results of the transcatheter closure business as discontinued operations. Costs of $1,001,761 were incurred as a result of amendments to previously issued stock options to employees departing the Company for Cardia. Loss from operations of the transcatheter closure business for 1997 included results from the date of acquisition of the underlying technology through December 31, 1997.

                                                                   1998             1997
                                                                   ----             ----
DISCONTINUED OPERATIONS

Net revenue ..............................................    $    167,240     $         --
Loss from operations of discontinued business ............        (836,386)        (457,866)
Costs related to spin-off of discontinued business .......      (1,001,761)              --
Loss from discontinued operations ........................    $ (1,838,147)    $   (457,866)

NET ASSETS OF DISCONTINUED OPERATIONS

Accounts receivable ......................................    $     92,917     $         --
Inventories ..............................................          50,888               --
Prepaid expenses and other current assets ................          11,785               --
Equipment, net ...........................................          27,371               --
Intangible assets, net ...................................          83,332          100,000
Accounts payable .........................................         (63,651)              --
                                                              ------------     ------------
   Net assets of discontinued operations .................    $    202,642     $    100,000
                                                              ============     ============

APPLIED BIOMETRICS, INC.
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
--------------------------------------------------------------------------------

(4) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                                                    1999            1998
                                                                                    ----            ----
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET:
Furniture and fixtures ....................................................    $    106,484     $     83,984
Machinery and equipment ...................................................         919,239          894,834
Leasehold improvements ....................................................         266,784           70,773
Computer equipment under capital leases ...................................          23,608               --
Less accumulated depreciation and leasehold improvement amortization ......        (763,079)        (622,505)
Less accumulated amortization of capital leases ...........................          (2,361)              --
                                                                               ------------     ------------
                                                                               $    550,675     $    427,086
                                                                               ============     ============
PATENTS AND OTHER INTANGIBLE ASSETS, NET:
Patents ...................................................................    $    203,803     $    156,564
Other intangibles .........................................................           2,136               --
Less accumulated amortization .............................................        (106,502)         (81,490)
                                                                               ------------     ------------
                                                                               $     99,437     $     75,074
                                                                               ============     ============
ACCRUED EXPENSES AND SHORT-TERM OBLIGATIONS:
Payroll, other employee benefits and related taxes ........................    $     90,486     $     53,824
Other accrued expenses ....................................................         105,363           33,376
                                                                               ------------     ------------
                                                                               $    195,849     $     87,200
                                                                               ============     ============

(5) INCOME TAXES:

The Company has approximately $20,000,000 of net operating loss carryforwards that begin to expire in 2003 and $450,000 of research and experimentation credits. As a result of limitations imposed under ss.382 and ss.383 of the Internal Revenue Code of 1986, both the annual amount and timing of the utilization of these carryforwards will be limited. As the Company issues additional common stock, the Company's carryforwards may be subject to further limitation. A valuation allowance has been established that offsets the Company's entire net deferred tax asset, as the realization of the deferred tax asset is uncertain.

(6) COMMITMENTS:

OPERATING LEASES:

The Company is committed under a non-cancelable operating lease that expires March 31, 2002 for the rental of its office and production facilities in Burnsville, MN. In addition to base rent charges, the Company also pays apportioned real estate taxes and common costs on its leased facility. Total facility rent expense, including real estate taxes and common costs, was $118,000, $102,000 and $98,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

As of December 31, 1999, future minimum lease payments, excluding real estate taxes and common costs, due under this non-cancelable operating lease are as follows:

            YEAR ENDING DECEMBER 31                AMOUNT
            -----------------------                ------

            2000...........................     $   80,000
            2001...........................         82,000
            2002...........................         21,000

APPLIED BIOMETRICS, INC.
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
--------------------------------------------------------------------------------

(7) SHAREHOLDERS' EQUITY:

AUTHORIZED SHARES AND DESIGNATION OF AN UNDESIGNATED CLASS OF STOCK:

The Company's authorized capital stock consists of 20,000,000 shares of common stock and 5,000,000 shares of undesignated stock.

WARRANTS:

During 1999, in connection with a private offering of its common shares, the Company issued the underwriters warrants to purchase 81,500 shares of common stock at an exercise price of $3.000 per share. These warrants became exercisable in September 1999 and expire in September 2009.

STOCK-BASED COMPENSATION:

The Company has various stock plans. Under these plans, the Company is authorized to grant up to 1,400,000 shares of its Common Stock for issuance and at December 31, 1999, 38,932 shares remained available for grant.

STOCK OPTIONS:

The exercise price of each stock option generally equals 100% of the market price of the Company's stock on the date of grant and has a maximum term of up to ten years. A summary of the status of the Company's stock options for the years ended December 31 is as follows:

                                                  1999                    1998                   1997
                                                  ----                    ----                   ----
                                                       WEIGHTED                WEIGHTED               WEIGHTED
                                                       AVERAGE                 AVERAGE                AVERAGE
                                                       EXERCISE                EXERCISE               EXERCISE
                                           SHARES       PRICE      SHARES       PRICE      SHARES      PRICE
                                           ------       -----      ------       -----      ------       -----
Outstanding at beginning of year .....     389,167    $   9.68     628,667    $   7.15     691,967    $   7.41

Granted ..............................     788,750        5.23     336,370        7.90      69,000        9.82

Exercised ............................     (21,667)       3.46     (61,000)       4.63     (22,130)       4.63

Canceled .............................    (296,100)       9.79    (514,870)       6.64    (110,170)      10.97
                                          --------                --------                --------

Outstanding at end of year ...........     860,150        5.72     389,167        9.68     628,667        7.15
                                          ========                ========                ========

Options exercisable at end of year ...     469,733        5.00     239,867        9.54     505,166        6.20
                                          ========                ========                ========

APPLIED BIOMETRICS, INC.
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
--------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1999:

                 OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                 -------------------                         -------------------
                                                      WEIGHTED
                                        WEIGHTED      AVERAGE                      WEIGHTED
                          NUMBER OF     AVERAGE      REMAINING       NUMBER OF     AVERAGE
                           OPTIONS      EXERCISE    CONTRACTUAL       OPTIONS      EXERCISE
      RANGE OF PRICES    OUTSTANDING     PRICE      LIFE (YEARS)    EXERCISABLE     PRICE
      ---------------    -----------     -----      ------------    -----------     -----
     $2.656 - $ 3.125      279,500     $  2.660          5.0          279,500     $  2.660
      4.250 -   5.500      184,750        4.817          9.5           10,000        4.500
      6.560 -   8.500      341,500        7.896          8.5          125,833        7.743
      9.000 -  12.625       54,400       10.800          5.5           54,400       10.800
                         ---------                                  ---------
     $2.656 - $12.625      860,150        5.717          7.4          469,733        5.004
                         =========                                  =========

SFAS NO. 123 DISCLOSURE:

For the years ended December 31, 1999, 1998 and 1997 the Company did not record any compensation expense for stock-based compensation awards.

Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                  1999              1998              1997
                                                                  ----              ----              ----
Net loss ....................................As Reported    $ (2,445,942)    $ (3,402,138)    $ (2,592,470)
 ...............................................Pro Forma      (3,388,707)      (4,228,043)      (3,236,790)

Basic and diluted loss per share ............As Reported           (0.52)           (0.79)           (0.62)
 ...............................................Pro Forma           (0.73)           (0.98)           (0.77)

The weighted average fair value per option granted during 1999, 1998 and 1997 was $ 2.41, $ 5.08, and $ 5.33, respectively. The weighted average fair value was calculated by using the fair value of each option on the date of grant. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                 1999           1998           1997
                                                                 ----           ----           ----
            Expected option term .......................        3 years        6 years        6 years
            Expected volatility factor..................           63%            59%            49%
            Expected dividend yield ....................          0.0%           0.0%           0.0%
            Risk-free interest rate ....................          5.2%           5.7%           5.7%

APPLIED BIOMETRICS, INC.
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
--------------------------------------------------------------------------------

(8) EMPLOYEE BENEFIT PLAN:

SALARY REDUCTION PLAN:

During 1999, the Company established a salary reduction plans for all full-time employees, which qualify under Section 401(k) of the Internal Revenue Code. Employee contributions are limited to 20% of their annual compensation, subject to annual limitations. At its discretion, the Company may make matching contributions equal to a percentage of the salary reduction or other discretionary amount. The Company has made no contributions to the plan during 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APPLIED BIOMETRICS, INC.


                                       By /s/ Andrew M. Weiss
                                       -----------------------
                                       Andrew M. Weiss
                                       President and Chief Executive Officer

                                       Dated: March 20, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                            Title
---------                            -----

/s/ Andrew M. Weiss                  President, Chief Executive Officer and
--------------------------------     Director (Principal Executive Officer)
Andrew M. Weiss

/s/ Camille M. Meyer                 Vice-President, Finance and Chief Financial
--------------------------------     Officer (Principal Financial and Accounting
Camille M. Meyer                     Officer)

/s/ Jeffrey Green                    Director
--------------------------------
Jeffrey Green

/s/ Demetre Nicoloff, M.D., PhD.     Director
--------------------------------
Demetre Nicoloff, M.D., PhD.

/s/ Norman Dann                      Director
--------------------------------
Norman Dann

APPLIED BIOMETRICS, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

          3.1 Restated Articles of Incorporation of the Company, as amended, (filed herewith electronically).

          3.2     Bylaws of the Company (incorporated by reference to Exhibit
                  3.2 to the Company's Registration Statement on Form SB-2, Commission File No. 33-63754C).

          4.1 Restated Articles of Incorporation of the Company, as amended (see Exhibit 3.1).

          4.2     Bylaws of the Company (see Exhibit 3.2).

          4.3 Form of common stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2, Commission File No. 33-63754C).

         10.1 Lease dated February 8, 1994 by and between the Company and American Industrial Properties REIT (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

         10.2 Amendment No. 1 to Lease Agreement dated December 31, 1998 between the Company and The Trustees under the Will and of the Estate of James Campbell, Deceased (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999).

         10.3 Applied Biometrics 1996 Stock Plan, amended July 2, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                  1999).

         10.4 Applied Biometrics Amended 1994 Stock Plan, amended July 2, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).

         10.5 Applied Biometrics 1998 Stock Plan, amended June 12, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                  1999).

         10.6 Employment letter dated February 19, 1999, between the Company and Andrew M. Weiss (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999).

         23.1     Consent of Ernst & Young LLP (filed herewith electronically).

         23.2 Consent of PricewaterhouseCoopers LLP (filed herewith electronically).

         99.1     Important Factors (filed herewith electronically).

         27.1 Financial Data Schedule for the year ended December 31, 1999 (filed herewith electronically).


                                       E 1