Form 10-Q
period 2000-03-31
APPLIED BIOMETRICS INC
filed 2000-05-05
CIK 816568

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For quarterly period ended March 31, 2000
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ___ to ____

                         Commission File Number 0-22146

               ---------------------------------------------------


                            APPLIED BIOMETRICS, INC.
             (Exact name of Registrant as specified in its charter)

                        State of Incorporation: Minnesota
                 I.R.S. Employer Identification No.: 41-1508112

        Principal Executive Offices: 501 East Highway Thirteen, Suite 108
                           Burnsville, Minnesota 55337
                        Telephone Number: (952) 890-1123

               ---------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

On April 30, 2000, there were 5,881,504 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

APPLIED BIOMETRICS, INC.
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                                                           March 31,      December 31,
                                                                             2000             1999
                                                                         ------------     ------------
                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents ...........................................    $  1,131,969     $  1,910,356
Inventories, net ....................................................         182,780          167,109
Prepaid expenses and other current assets ...........................          72,755           90,577
                                                                         ------------     ------------
   Total current assets .............................................       1,387,504        2,168,042

Equipment and leasehold improvements, net ...........................         517,988          550,675
Patents and other intangibles, net ..................................          87,972           99,437
Other assets ........................................................           9,585            9,585
                                                                         ------------     ------------
   Total assets .....................................................    $  2,003,049     $  2,827,739
                                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable ....................................................    $     90,766     $     95,255
Accrued expenses and short-term debt obligations ....................         162,298          195,849
Current maturities of capital lease obligations .....................           8,623            8,333
                                                                         ------------     ------------
   Total current liabilities ........................................         261,687          299,437

Non-current liabilities:
Capital lease obligation ............................................           9,409           11,677
                                                                         ------------     ------------
   Total liabilities ................................................         271,096          311,114
                                                                         ------------     ------------

Shareholders' equity:
Undesignated stock: authorized 5,000,000 shares of $.01 par value;
   None issued or outstanding at March 31, 2000 and December 31, 1999              --               --
Common stock: authorized 20,000,000 shares of $.01 par value;
   5,356,504 issued and outstanding at March 31, 2000 and
   5,229,004 at December 31, 1999 ...................................          53,565           52,990
Additional paid-in capital ..........................................      23,535,901       23,362,233
Accumulated deficit .................................................     (21,857,513)     (20,898,598)
                                                                         ------------     ------------
   Total shareholders' equity .......................................       1,731,953        2,516,625
                                                                         ------------     ------------
   Total liabilities and shareholders' equity .......................    $  2,003,049     $  2,827,739
                                                                         ============     ============

The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                                  Three Months Ended
                                                       March 31,
                                                 2000            1999
                                              -----------     -----------
                                                      (Unaudited)
Operating expenses:
Selling, general and administrative ......    $   457,740     $   177,892
Research and development .................        521,486         206,284
                                              -----------     -----------

Operating loss ...........................       (979,226)       (384,176)

Other income, net ........................         20,311          24,243
                                              -----------     -----------

Net loss .................................    $  (958,915)    $  (359,933)
                                              ===========     ===========

Basic and diluted net loss per share .....    $     (0.18)    $     (0.08)
                                              ===========     ===========

Weighted average common shares outstanding      5,333,949       4,359,262
                                              ===========     ===========

The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2000 AND
THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                               Additional
                                                     Common Stock               Paid in       Accumulated
                                                Shares           Amount         Capital         Deficit
                                             ------------     ------------    ------------    ------------
December 31, 1997 .......................       4,276,117     $     42,761    $ 20,278,959    $(15,050,518)

Exercise of stock options ...............          61,000              610         281,890

1998 Net loss ...........................                                                       (3,402,138)

                                             ------------     ------------    ------------    ------------
December 31, 1998 .......................       4,337,117           43,371      20,560,849     (18,452,656)

Exercise of stock options ...............         146,887            1,469       1,076,143

Issuance of stock, net of offering costs          815,000            8,150       2,059,412

Distribution of the net assets of
   Cardia, Inc. .........................                                         (334,171)

1999 Net loss ...........................                                                       (2,445,942)

                                             ------------     ------------    ------------    ------------
December 31, 1999 .......................       5,299,004     $     52,990    $ 23,362,233    $(20,898,598)

Exercise of stock options ...............           7,500               75          21,018

Non-employee stock awards ...............          50,000              500         152,650

Net loss for the three-month period ended
   March 31, 2000 .......................                                                         (958,915)

                                             ------------     ------------    ------------    ------------
March 31, 2000 (unaudited) ..............       5,356,504     $     53,565    $ 23,535,901    $(21,857,513)
                                             ============     ============    ============    ============

The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                       2000            1999
                                                                                    -----------     -----------
                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................    $  (958,915)    $  (359,933)
Net loss from discontinued operations ..........................................             --              --
                                                                                    -----------     -----------
Loss from continuing operations ................................................       (958,915)       (359,933)

Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation and amortization of capital leases ................................         57,199          43,611
Amortization of patents and other intangible assets ............................         20,202           6,239
Value of common stock issued in lieu of cash compensation ......................        153,150              --

Changes in operating assets and liabilities:
Inventories ....................................................................        (15,671)             --
Prepaid expenses and other current assets ......................................         17,822         (30,800)
Accounts payable and accrued expenses ..........................................        (38,040)         (2,812)
                                                                                    -----------     -----------
Net cash used in continuing operations .........................................       (764,253)       (343,695)
Net cash used in discontinued operations .......................................             --        (120,548)
                                                                                    -----------     -----------
Net cash used in operating activities ..........................................       (764,253)       (464,243)
                                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of marketable securities ..............................................             --         500,000
Purchase of equipment and improvements .........................................        (24,512)         (4,261)
Investments in patents and trademarks ..........................................         (8,737)             --
Discontinued operations, net ...................................................             --         (10,981)
                                                                                    -----------     -----------

Net cash provided by (used in) investing activities ............................        (33,249)        484,758
                                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options ........................................         21,093          25,000
Repayment of capital lease obligations .........................................         (1,978)             --
                                                                                    -----------     -----------
Net cash provided by financing activities ......................................         19,115          25,000
                                                                                    -----------     -----------


Net increase (decrease) in cash and cash equivalents ...........................       (778,387)         45,515
Cash and cash equivalents at beginning of year .................................      1,910,356       1,869,413
                                                                                    -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................    $ 1,131,969     $ 1,914,928
                                                                                    ===========     ===========

The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements of Applied Biometrics, Inc. ("Applied Biometrics" or the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of management all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three months ended March 31, 2000 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending December 31, 2000.


(2)  RECENT EQUITY FINANCING:

During April 2000, the Company completed two private placements of 525,000 units at an aggregate price of $1,706,250, or $3.25 per unit, resulting in net proceeds of approximately $1,500,000 after deducting agents' commissions of $170,625 and other estimated expenses. Each unit consisted of one share of our common stock and one five-year warrant to purchase one share of common stock at an exercise price of $3.625. In connection with the private placement the Company also issued the placement agent five-year warrants to purchase 52,500 shares of Common Stock at an exercise price of $3.25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q INCLUDE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "EXPECT," ANTICIPATE," "PLAN," "MAY," "ESTIMATE" OR OTHER SIMILAR EXPRESSIONS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULT TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED IN OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE THE COMPANY'S DEPENDENCE ON AND NEED FOR FURTHER DEVELOPMENT OF THE BASIS SYSTEM, ITS SOLE PRODUCT, THE COMPANY'S LIMITED EXPERIENCE AND FINANCIAL RESOURCES AND UNCERTAINTY OF FUTURE RESULTS, THE NEED FOR FURTHER DEVELOPMENT ON AND THE UNCERTAINTY OF MARKET ACCEPTANCE OF THE BASIS SYSTEM, THE COMPANY'S NEED FOR ADDITIONAL FINANCING, THE REGULATED NATURE OF THE MEDICAL DEVICE MARKET, COMPETITIVE FACTORS AND OTHER RISK FACTORS DISCUSSED IN
EXHIBIT 99.1 TO THIS REPORT AND FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.


OVERVIEW

Applied Biometrics, Inc. ("Applied Biometrics" or the "Company") is a late-development stage medical device company engaged in the research, development, manufacture and marketing of advanced cardio-vascular and hemodynamic diagnostic and monitoring systems. The Company believes that its core competencies in ultrasound technology, signal processing, cardiac anatomy and hemodynamics position it to develop and commercialize a range of cardiac diagnostic and patient monitoring products. The Company's Basis(TM) Cardiac Output Monitor and RealFlow(TM) Cardiac Output Probe (collectively, the "Basis System") are designed to provide real-time cardiac output monitoring in surgical and post-operative, intensive care unit settings.

During the first quarter of 2000, the Company continued its product evaluations of the Basis System at one adult and one pediatric clinical site in the U.S. To date, approximately twenty-five cases have been completed. This latest round of product evaluations constitutes a renewal of the evaluations conducted during the last quarter of 1999, in which certain further modifications to the Basis System were indicated. The Company has since completed these modifications, has resumed the evaluations and is studying the new customer feedback.

To date, the Company has been satisfied with the performance of the Basis System during these renewed evaluations; management believes that the system has demonstrated good overall clinical performance and has received positive feedback from surgeons. The Company intends to conduct approximately twenty-five additional cases at the two current sites. Pending resolution of any new issues or needs that may arise, the Company will then expand these evaluations to a number of additional U.S. clinical sites prior to commercial release. The Company believes that the surgeon and clinical use feedback from these additional product evaluations will help identify the Company's marketing, clinical and distribution strategy.

As part of the Company's quality testing and evaluation activities, the Company identified a potential mechanical weakness in the RealFlow Probe during the first quarter of 2000, which will require resolution prior to commercial release. At the time of this report, the Company anticipates that its probe and monitor modifications and product evaluations will continue during 2000 with commercialization of the Basis System taking place in the second half of the year. These forward-looking statements will be impacted however, by the outcome of end-user product evaluations, the ability to timely and successfully complete product development and testing, including the incorporation of necessary product modifications, commence manufacture of commercial quantities, establish adequate sales, marketing and customer support activities and obtain additional financial resources.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


RESULTS OF CONTINUING OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 WITH THE
THREE MONTHS ENDED MARCH 31, 1999

Selling, general and administrative expenses increased $280,000 in the first quarter, from $178,000 during the 1999 period, to $458,000 during the 2000 period. The Company incurred a non-cash compensation charge of $153,000 during the current period related to stock granted to the Company's three non-employee directors for prior and current board service. Non-employee directors of the Company serve without cash compensation. Also during the 1999 period, approximately $160,000 of selling, general and administrative costs was allocated to the Company's discontinued business, Cardia, Inc., which was spun-off to the Company's shareholders in February 1999. Prior to the spin-off, these costs were allocated to Cardia as operating expenses of the discontinued business. After the spin-off, Cardia reimbursed the Company for its prorated portion of shared operating expenses.

Research and development expenses increased $315,000, from $206,000 in 1999, to $521,000 in 2000, due to increased costs for engineering, operations and quality assurance personnel, animal testing, manufacturing pilot costs and product evaluations. The Company hired a significant number of additional personnel during the second half of 1999 in order to complete development, begin manufacturing and conduct market product evaluations on the Basis System. In addition to increased personnel costs, the Company conducted animal tests and worked with surgeons at two U.S. clinical sites to obtain product feedback on the Basis System. The Company has also begun to allocate some resources to the research and development of new products and next generation products. Currently, the Company is developing a new cardiac output probe designed for "beating heart" procedures. This probe, which has been named CO-Flex(TM), is an off-shoot of its RealFlow Probe and incorporates flexible cabling to facilitate its use during "off-pump" or "beating heart" cases.

The Company believes that its operating costs will remain at the current level though the completion of Basis System development and then begin to increase as the Company adds further personnel and equipment and incurs other costs in bringing the Basis System to market and increasing its development activities for new and next generation products. This forward looking statement will be influenced primarily by the Company's estimate of time and resources needed to complete development of the Basis System (including the necessary modifications discussed above), establish sales and customer support systems necessary to support the product in the field and achieve success in end-user product evaluations and market acceptance of the Basis System.

Other income, primarily interest income, decreased $4,000 from $24,000 in the 1999 quarter to $12,000 in the 2000 quarter. The decrease is due to lower average investment balances in the 2000 quarter than in the 1999 quarter. The 2000 first quarter net loss was $959,000, or $0.18 per share, compared to a net loss of $360,000, or $0.08 per share in 1999.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,132,000 at March 31, 2000 as compared to $1,910,000 of cash and cash equivalents at December 31, 1999, a decrease of $778,000. Operating activities during the period used cash of $764,000, consisting primarily of the net loss for the three-month period offset by approximately $231,000 of non-cash expenses. Cash was also used in operations by an increase in inventory and a decrease in accounts payable and accrued expenses. Investing activities used $33,000 for the purchase of equipment and legal costs related to the preparation and filing of patent applications. Financing activities in the three-month period provided $19,000 of cash primarily from the exercise of employee stock options.

During April 2000, the Company completed two private equity financings resulting in net proceeds of approximately $1,500,000 million. Based on its expected rate of spending the Company believes that its existing

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


cash and cash equivalents, including the net proceeds from the April equity financings, will enable the Company to meet its cash requirements for approximately the next nine months. The Company believes that is has sufficient cash to complete development of the Basis System but will need additional financing in order to successfully meet its market commercialization plans. These forward-looking statements will be influenced by the Company's ability to meet its operational and development plans, as well as the impact of any unanticipated changes to these plans requiring the Company to commit additional cash. The Company continues to pursue alternatives for obtaining additional working capital.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

APPLIED BIOMETRICS, INC.
PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During April 2000, the Company issued an aggregate of 525,000 units in two private placement financings, with each unit consisting of one share of the Company's common stock, $.01 par value, and one five-year warrant to purchase a share of common stock at an exercise price of $3.625. The units were sold at a price of $3.25 per unit, resulting in gross proceeds of $1,706,250 and net proceeds of approximately $1,500,000 after deducting agent's commissions of $170,625 and other estimated expenses. Miller Johnson & Kuehn, Inc. of Minneapolis, Minnesota acted as the Company's agent in the private placement.

The units were offered and sold solely to "accredited investors" as defined in Rule 501(a) and were issued without registration in reliance on Regulation D and
Section 4(2) under the Securities Act of 1933, as amended. In relying upon these exemptions the Company made certain inquiries and received certain assurances to establish that the exemptions were available for the issuance. In particular, the Company confirmed that: (i) the offers of sales and sales were made without general solicitation; (ii) each investor made representations that he or she was "accredited," was sophisticated in relation to the investment, and had reviewed certain information made available by the Company; (iii) each purchaser gave assurance of investment intent and the certificates for the shares and the warrants bear an appropriate legend restricting transfer; and (iv) offers and sales were made to a limited number of persons.

In consideration of its services in connection with the April 2000 private placements, the Company also issued the agent five-year warrants to purchase an aggregate of 52,500 shares of its common stock at an exercise price of $3.25 per share.

In consideration of a $425,000 capital lease commitment by Dexxon Capital Corporation in April 2000, the Company issued a five-year warrant to Dexxon to purchase up to 13,500 shares of its common stock at an exercise price of $3.00 per share, with the exact number of shares issuable under the warrant determined by the Company's aggregate borrowings under the capital lease.

All of the foregoing warrants were also issued without registration in reliance on Regulation D and Section 4(2), based, among other things, upon the fact that:
(i) the warrants were issued without general solicitation; (ii) each recipient was determined to be sophisticated in relation to the investment; (iii) each recipient gave assurance of investment intent and the warrants bear an appropriate legend restricting transfer; and (iv) offers and sales were made to a limited number of persons.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

APPLIED BIOMETRICS, INC.
PART II.  OTHER INFORMATION - CONTINUED
--------------------------------------------------------------------------------


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


                            APPLIED BIOMETRICS, INC.



Dated:  May 5, 2000
                            /s/ Camille M. Meyer
                            ----------------------------------------------------
                            Camille M. Meyer
                            Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

APPLIED BIOMETRICS, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------


99.1 Important Factors (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1999).

27.1 Financial Data Schedule for the three-month period ended March 31, 2000 (filed herewith electronically).