Form 10-Q
period 2000-06-30
APPLIED BIOMETRICS INC
filed 2000-08-14
CIK 816568

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

                    For quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____

                         Commission File Number 0-22146

                                   ----------

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

On July 31, 2000, there were 5,883,404 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

APPLIED BIOMETRICS, INC.
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                             June 30,       December 31,
                                                                               2000             1999
                                                                          ------------      ------------
                                                                           (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents ...........................................     $  2,021,655      $  1,910,356
Inventories, net ....................................................               --           167,109
Prepaid expenses and other current assets ...........................           49,347            90,577
                                                                          ------------      ------------
   Total current assets .............................................        2,071,002         2,168,042

Equipment and leasehold improvements, net ...........................          478,955           550,675
Patents and other intangibles, net ..................................           94,639            99,437
Other assets ........................................................           13,764             9,585
                                                                          ------------      ------------
   Total assets .....................................................     $  2,658,360      $  2,827,739
                                                                          ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable ....................................................     $     28,129      $     95,255
Accrued expenses and short-term debt obligations ....................          168,873           195,849
Current maturities of capital lease obligations .....................           41,282             8,333
                                                                          ------------      ------------
   Total current liabilities ........................................          238,284           299,437

Non-current liabilities:
Capital lease obligation ............................................           49,724            11,677
                                                                          ------------      ------------
   Total liabilities ................................................          288,008           311,114
                                                                          ------------      ------------
Shareholders' equity:
Undesignated stock: authorized 5,000,000 shares of $.01 par value;
   None issued or outstanding at June 30, 2000 and December 31, 1999                --                --
Common stock: authorized 20,000,000 shares of $.01 par value;
   5,883,404 issued and outstanding at June 30, 2000 and 5,229,004 at
   December 31, 1999 ................................................           58,834            52,990
Additional paid-in capital ..........................................       25,038,419        23,362,233
Accumulated deficit .................................................      (22,726,901)      (20,898,598)
                                                                          ------------      ------------
   Total shareholders' equity .......................................        2,370,352         2,516,625
                                                                          ------------      ------------
   Total liabilities and shareholders' equity .......................     $  2,658,360      $  2,827,739
                                                                          ============      ============


          The accompanying notes are an intregral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                    2000              1999              2000             1999
                                                -----------       -----------     -------------     ------------
                                                          (Unaudited)                        (Unaudited)
Operating expenses:
Selling, general and administrative.........    $   213,338       $   313,432     $     671,079     $    491,324
Research and development....................        685,456           349,834         1,206,941          555,018
                                                -----------       -----------     -------------     ------------

Operating loss..............................      (898,794)         (662,166)        (1,878,020)      (1,046,342)

Other income, net...........................        29,406            21,914             49,717           46,157
                                                ----------        ----------       ------------      -----------

Net loss....................................    $ (869,388)       $ (640,252)     $  (1,828,303)    $ (1,000,185)
                                                ==========        ==========      =============     ============

Basic and diluted net loss per share........    $    (0.15)       $    (0.14)     $       (0.34)    $      (0.23)
                                                ==========        ==========      =============     ============

Weighted-average common shares outstanding..     5,821,455         4,468,619         5,299,599         4,414,895
                                                ==========        ==========      =============     ============



           The Accompanying notes are an intregal part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2000 AND
THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                          Additional
                                                    Common Stock            Paid in       Accumulated
                                                Shares        Amount        Capital         Deficit
                                                -------------------------------------------------------
December 31, 1997 ...........................   4,276,117     $ 42,761    $ 20,278,959    $(15,050,518)

Exercise of stock options ...................      61,000          610         281,890

1998 Net loss ...............................                                               (3,402,138)
                                               --------------------------------------------------------
December 31, 1998 ...........................   4,337,117       43,371      20,560,849     (18,452,656)

Exercise of stock options ...................     146,887        1,469       1,076,143

Issuance of stock, net of offering costs ....     815,000        8,150       2,059,412

Distribution of the net assets of
   Cardia, Inc. .............................                                 (334,171)

1999 Net loss ...............................                                               (2,445,942)
                                               --------------------------------------------------------
December 31, 1999 ...........................   5,299,004     $ 52,990    $ 23,362,233    $(20,898,598)

Stock option activity .......................       9,400           94          33,440

Non-employee stock awards ...................      50,000          500         152,650

Warrant issued in capital lease transaction .                                    4,506

Issuance of stock, net of offering costs ....     525,000        5,250       1,485,590

Net loss for the six-month period ended
   June 30, 2000 ............................                                               (1,828,303)
                                               --------------------------------------------------------
June 30, 2000 (unaudited) ...................   5,883,404     $ 58,834    $ 25,038,419    $(22,726,901)
                                               ========================================================



          The accompanying notes are an intregral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                               Six Months Ended
                                                                                   June 30,
                                                                             2000                1999
                                                                         -----------         -----------
                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................         (1,828,303)        $(1,000,185)

Adjustments to reconcile net loss from continuing
  operations to net cash used by operating activities:
Depreciation and amortization of capital leases .................            114,359              88,585
Amortization of patents and other intangible assets .............             24,561               8,553
Value of common stock issued in lieu of cash compensation .......            153,150                  --
Value of stock options and warrants issued in lieu of cash ......             11,901                  --
Gain on disposal of assets ......................................             (1,857)                 --

Changes in operating assets and liabilities:
Inventories .....................................................            167,109              75,480
Prepaid expenses, other current assets and other assets .........             37,051             (20,871)
Accounts payable and accrued expenses ...........................            (94,102)            (25,571)
                                                                         -----------         -----------
Net cash used in continuing operations ..........................         (1,416,131)           (874,009)
Net cash used in discontinued operations ........................                 --            (120,548)
                                                                         -----------         -----------
Net cash used in operating activities ...........................         (1,416,131)           (994,557)
                                                                         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of marketable securities ...............................                 --             500,000
Purchase of equipment and improvements ..........................            (40,782)            (31,280)
Investments in patents and trademarks ...........................            (19,763)                 --
Discontinued operations, net ....................................                 --             (10,981)
                                                                         -----------         -----------
Net cash provided by (used in) investing activities .............            (60,545)            457,739
                                                                         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of expenses .....          1,490,840                  --
Proceeds from exercise of stock options .........................             26,139              75,001
Proceeds from capital lease obligations, net of repayments
                                                                              70,996                (266)
                                                                         -----------         -----------
Net cash provided by financing activities .......................          1,587,975              74,735
                                                                         -----------         -----------
Net increase (decrease) in cash and cash equivalents ............            111,299            (462,083)
Cash and cash equivalents at beginning of year ..................          1,910,356           1,869,413
                                                                         -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................        $ 2,021,655         $ 1,407,330
                                                                         ===========         ===========


          The accompanying notes are an intregral part of the interim unaudited financial statements

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

In the opinion of management all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the six months ended June 30, 2000 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending December 31, 2000.


(2) EQUITY FINANCINGS:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q INCLUDE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULT TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESS OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.


OVERVIEW

Applied Biometrics, Inc. ("Applied Biometrics" or the "Company") is a development stage medical device company in advanced cardio-vascular and hemodynamic diagnostic and monitoring systems.

In July 2000, the Company announced due to significant technical issues facing the Company's Basis (TM) Cardiac Output Monitoring System (the "Basis System" or the "System") that commercialization of the System was unlikely in the near term.

The Company determined that upon analysis of a number of recent procedures with its Basis System, two significant technical issues were identified. The first issue is the System's ability to work successfully in the event of considerable variability or turbulence in a patient's blood flow. As the System's central purpose is to sense and interpret blood flow, the Company has been working steadily throughout the development process to resolve a number of issues relating to blood flow dynamics. Previously, the Company believed that it had made sufficient progress with the System's signal processing to satisfy its quality and performance objectives.

The second issue involves errors arising from the positioning of the RealFlow(TM) probe during and after the surgical procedure. Degradation of the probe's attachment or position on the patient's aorta will introduce data errors into the System and result in inaccurate cardiac output. The Company has determined that further investigation is warranted to resolve this issue and may require design changes to the probe.

Both of these problems impact the System's performance, reliability and ultimately, market potential. The Company's initial investigation has concluded that both of these issues require significantly more research and design time. The Company believes that the ultimate commercialization of the Basis System is beyond the Company's current financial resources. Accordingly, the Company has taken steps to reduce its operating costs and focus the majority of its resources and efforts on pursuing strategic and financing alternatives. As of the date of this report, this process is still underway.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


RESULTS OF CONTINUING OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 WITH THE
THREE MONTHS ENDED JUNE 30, 1999

Selling, general and administrative expenses decreased $100,000 in the second quarter, from $313,000 during the 1999 period, to $213,000 during the 2000 period. The difference between periods is primarily due to expenses in the 1999 period relating to employee severance cost, hiring costs, increased legal activity and corporate logo and image costs.

Research and development expenses increased $337,000, from $349,000 in 1999, to $685,000 in 2000. $210,000 of the increase is due to the write-off of monitor and probe component inventory, consistent with the determination that near-term commercialization of the Company's Basis System is unlikely. The Company also incurred $50,000 of consulting costs in the current quarter related to the analysis of its probe design related to a mechanical weakness. The balance of the quarter-to-quarter increase is due to increased costs for engineering, operations and quality assurance personnel over the prior year three-month period.

As discussed above, the Company is taking steps to reduce its operating costs as it pursues strategic and financing alternatives. In the short-term, costs will increase as the Company incurs expenses related to the termination of its workforce and settles other operating contracts, commitments and obligations. This forward-looking statement will be influenced primarily by the Company's estimate of the costs to settle its outstanding operating commitments and obligations.

Other income, primarily interest income, increased $7,000 from $22,000 in the 1999 quarter to $29,000 in the 2000 quarter. The increase is due to higher average investment balances in the 2000 quarter than in the 1999 quarter. The 2000 first quarter net loss was $869,000, or $0.15 per share, compared to a net loss of $640,000, or $0.14 per share in 1999.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 WITH THE
SIX MONTHS ENDED JUNE 30, 1999

Selling, general and administrative expenses increased $180,000 in the first six-months, from $491,000 during the 1999 period, to $671,000 during the 2000 period. The Company incurred a non-cash compensation charge of $153,000 during the current period related to stock granted to the Company's three non-employee directors for prior and current board service. Non-employee directors of the Company serve without cash compensation.

Research and development expenses increased $652,000, from $555,000 in 1999, to $1,207,000 in 2000, due to increased spending on engineering, operations and quality assurance personnel, animal testing, manufacturing pilot costs and product evaluations. The Company hired a significant number of additional personnel during the second half of 1999 in order to complete development, begin manufacturing and conduct market product evaluations on the Basis System. As discussed above, the Company wrote-off $210,000 of its monitor and probe component inventory in the current period.

Other income, primarily interest income, increased $4,000 from $46,000 in the 1999 six-month period to $50,000 in the 2000 period. The 2000 six-month net loss was $1,828,000, or $0.34 per share, compared to a net loss of $1,000,000, or $0.23 per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,022,000 at June 30, 2000 as compared to $1,910,000 of cash and cash equivalents at December 31, 1999, an increase of $112,000. Operating activities during the period used cash of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

$1,416,000, consisting primarily of the net loss for the six-month period offset by approximately $304,000 of non-cash expenses and a decrease in inventory and accounts payable. Investing activities used $60,000 for the purchase of equipment and legal costs related to the preparation of patent applications. Financing activities provided $1,588,000 of cash primarily from two private equity financings in April, 2000.

The Company has determined that the current technical issues facing its sole product, the Basis System, are beyond its current financial resources. The Company is taking steps to reduce its operating costs and focus its remaining resources on investigating strategic and financing alternatives, including locating another party with greater resources to further development of its core technology and maximize its commercial potential.


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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

APPLIED BIOMETRICS, INC.
PART II.  OTHER INFORMATION - CONTINUED
--------------------------------------------------------------------------------
The following is a report of the voting results of the Company's annual shareholders meeting held on May 9, 2000.

1. The proposal to elect four directors was approved. Andrew M. Weiss, Demetre Nicoloff, Norman Dann and Jeffrey W. Green were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. The tabulation is as follows:

               Director                 Votes For              Votes Against
               --------                 ---------              -------------
            Andrew M. Weiss             4,699,666                 29,502
            Demetre Nicoloff            4,699,666                 29,502
            Normann Dann                4,699,666                 29,502
            Jeffrey W. Green            4,699,666                 29,502

2. The proposal to amend the Company's 1998 Stock Plan to (i) increase the number of shares of the Company's common stock, $.01 par value per share, specifically reserved for issuance under the 1998 Plan by 750,000 shares, (ii) to additionally increase the number of shares of the Company Common Stock available for issuance under the 1998 Plan to include the number of shares remaining available under the Company's 1994 and 1996 Stock Plans or later becoming available under the 1994 or 1996 Plans as a result of forfeiture or cancellation, (iii) to include non-employee directors as eligible participants under the 1998 Plan and
         (iv) to increase the number of options that my be granted in any one year to any one person under the 1998 Plan from 150,000, 200,000 was approved. There were 2,586,412 votes cast in favor and 239,002 votes cast against the proposal, with 63,280 shares abstaining.

3. The proposal to approve the appointment of Ernst & Young LLP as independent accountants of the Company was approved. There were 4,695,428 votes cast in favor and 600 votes cash against the proposal, with 33,140 shares abstaining.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 13.

(b) Form 8-K. On April 17, 2000 the Company filed a report on Form 8-K reporting its issuance of 375,000 units, with each unit consisting of one share of the Company's common stock, $.01 par value, and one five-year warrant to purchase a share of common stock at an exercise price of $3.625 under item 5, other information.

SIGNATURES
--------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report signed on its behalf by the undersigned hereunto duly authorized.


                             APPLIED BIOMETRICS, INC.



Dated:  August 14, 2000
                            /s/ Camille M. Meyer
                            ----------------------------------------------------
                            Camille M. Meyer
                            Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

APPLIED BIOMETRICS, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

10.1 Applied Biometrics Amended 1998 Stock Plan, amended January 1, 2000 (filed herewith electronically).

10.2 Master Lease dated October 18, 1999 by and between the Company and Dexxon Capital Corporation (filed herewith electronically).

10.3 Amendment to Master Lease dated April 10, 2000 by and between the Company and Dexxon Capital Corporation (filed herewith electronically).

27.1 Financial Data Schedule for the six-month period ended June 30, 2000 (filed herewith electronically).