Form 10-Q
period 2000-09-30
APPLIED BIOMETRICS INC
filed 2000-11-14
CIK 816568

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
 -------------------------------------------------------------------------------


                                      FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For quarterly period ended September 30, 2000
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission File Number 0-22146


               ---------------------------------------------------


                            APPLIED BIOMETRICS, INC.
             (Exact name of Registrant as specified in its charter)

                        State of Incorporation: Minnesota
                 I.R.S. Employer Identification No.: 41-1508112

                   Principal Executive Offices: P.O. Box 3170
                           Burnsville, Minnesota 55337
                        Telephone Number: (952) 890-1123


               ---------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

On October 31, 2000, there were 5,883,404 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS

APPLIED BIOMETRICS, INC.
STATEMENT OF NET ASSETS IN LIQUIDATION
--------------------------------------------------------------------------------

                                                                           September
                                                                              30,
                                                                             2000
                                                                             ----
                                                                          (Unaudited)
ASSETS
Cash and cash equivalents ...........................................    $    978,696
Prepaid expenses and other current assets ...........................          78,766
Equipment, machinery and furniture, net .............................         242,430
Patents and other intangibles, net ..................................          23,000
                                                                         ------------
  Total assets ......................................................    $  1,322,892
                                                                         ============

LIABILITIES
Accounts payable ....................................................    $    104,225
Other current liabilities ...........................................          43,226
Reserve for estimated costs during period of liquidation ............         347,250
                                                                         ------------
  Total liabilities .................................................         494,701
                                                                         ------------

  Net assets ........................................................    $    828,191
                                                                         ============


The accompanying notes are an integral part of the unaudited financial statements.

APPLIED BIOMETRICS, INC.
CONDENSED BALANCE SHEET
(GOING CONCERN BASIS)
--------------------------------------------------------------------------------

                                                                             December 31,
                                                                                 1999
                                                                                 ----
ASSETS
Current assets:
Cash and cash equivalents ...............................................    $  1,910,356
Inventories, net ........................................................         167,109
Prepaid expenses and other current assets ...............................          90,577
                                                                             ------------
  Total current assets ..................................................       2,168,042

Equipment and leasehold improvements, net ...............................         550,675
Patents and other intangibles, net ......................................          99,437
Other assets ............................................................           9,585
                                                                             ------------
  Total assets ..........................................................    $  2,827,739
                                                                             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable ........................................................    $     95,255
Accrued expenses and short-term debt obligations ........................         195,849
Current maturities of capital lease obligations .........................           8,333
                                                                             ------------
  Total current liabilities .............................................         299,437

Non-current liabilities:
Capital lease obligation ................................................          11,677
                                                                             ------------
  Total liabilities .....................................................         311,114
                                                                             ------------

Shareholders' equity:
Undesignated stock: authorized 5,000,000 shares of $.01 par value;
  None issued or outstanding at June 30, 2000 and December 31, 1999 .....              --
Common stock: authorized 20,000,000 shares of $.01 par value;
  5,883,404 issued and outstanding at June 30, 2000 and 5,229,004 at
  December 31, 1999 .....................................................          52,990
Additional paid-in capital ..............................................      23,362,233
Accumulated deficit .....................................................     (20,898,598)
                                                                             ------------
  Total shareholders' equity ............................................       2,516,625
                                                                             ------------
  Total liabilities and shareholders' equity ............................    $  2,827,739
                                                                             ============


The accompanying notes are an integral part of the unaudited financial statements.

APPLIED BIOMETRICS, INC.
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
SEPTEMBER 1, 2000 THROUGH SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

Net assets in liquidation as of September 1, 2000................      $925,557


Change in net assets.............................................       (97,366)
                                                                      ---------

Net assets in liquidation as of September 30, 2000...............     $ 828,191
                                                                      =========


The accompanying notes are an integral part of the unaudited financial statements.

APPLIED BIOMETRICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(GOING CONCERN BASIS)
--------------------------------------------------------------------------------

                                                           Eight Months      Nine Months
                                                              Ended             Ended
                                                            August 31,      September 30,
                                                               2000             1999
                                                               ----             ----
Operating expenses:

Selling, general and administrative ...................    $    911,766     $    778,949

Research and development ..............................       1,500,337          972,210
                                                           ------------     ------------

Operating loss ........................................      (2,412,103)      (1,751,159)


Other income, net .....................................          57,227           56,711
                                                           ------------     ------------

Net loss ..............................................    $ (2,354,876)    $  1,694,448)
                                                           ============     ============

Basic and diluted net loss per share ..................    $      (0.42)    $      (0.38)
                                                           ============     ============


Weighted-average common shares outstanding ............       5,655,380        4,443,723
                                                           ============     ============


The accompanying notes are an integral part of the unaudited financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
(GOING CONCERN BASIS)
--------------------------------------------------------------------------------

                                                                       Additional
                                              Common Stock              Paid in      Accumulated
                                         Shares          Amount         Capital        Deficit
                                     --------------------------------------------------------------
December 31, 1997 ...............       4,276,117    $     42,761    $ 20,278,959     $(15,050,518)

Exercise of stock options .......          61,000             610         281,890

1998 Net loss ...................                                                       (3,402,138)
                                     --------------------------------------------------------------
December 31, 1998 ...............       4,337,117          43,371      20,560,849      (18,452,656)

Exercise of stock options .......         146,887           1,469       1,076,143

Issuance of stock, net of
  offering costs ................         815,000           8,150       2,059,412

Distribution of the net assets of
  Cardia, Inc. ..................                                        (334,171)

1999 Net loss ...................                                                       (2,445,942)
                                     --------------------------------------------------------------
December 31, 1999 ...............       5,299,004    $     52,990    $ 23,362,233     $(20,898,598)

Stock option activity ...........           9,400              94          33,440

Non-employee stock awards .......          50,000             500         152,650

Warrant issued in capital lease
  transaction ...................                                           4,506

Issuance of stock, net of
  offering costs ................         525,000           5,250       1,485,590

Net loss for the eight-month
  period ended August 31, 2000 ..                                                       (2,354,876)
                                     --------------------------------------------------------------
August 31, 2000 (unaudited) .....       5,883,404    $     58,834    $ 25,038,419     $(23,253,474)
                                     ==============================================================


The accompanying notes are an integral part of the unaudited financial statements.

APPLIED BIOMETRICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                      One Month       Eight Months      Nine Months
                                                                         Ended           Ended            Ended
                                                                     September 30,     August 31,      September 30,
                                                                         2000             2000             1999
                                                                     ------------     ------------     ------------
                                                                     (Liquidation    (Going Concern   (Going Concern
                                                                         Basis)           Basis)           Basis)
CASH FLOWS FROM OPERATING ACTIVITIES:

Decrease in net assets in liquidation ...........................    $    (97,366)
Net loss ........................................................              --     $ (2,354,875)    $ (1,694,448)

Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation and amortization of capital leases .................              --          152,428          145,585
Amortization of patents and other intangible assets .............              --           27,467           10,848
Value of common stock issued in lieu of cash compensation .......              --          153,150               --
Value of stock options and warrants issued in lieu of cash ......              --           11,901               --
Gain on disposal of assets ......................................              --           (1,857)              --

Changes in operating assets and liabilities:
Inventories .....................................................                          167,109            5,704
Prepaid expenses, other current assets and other assets .........          (4,977)          57,851          (10,187)
Accounts payable and accrued expenses ...........................        (385,142)        (103,795)         193,016)
                                                                     ------------     ------------     ------------
Net cash used in continuing operations ..........................        (487,485)      (1,890,621)      (1,349,482)
Net cash used in discontinued operations ........................              --               --         (120,548)
                                                                     ------------     ------------     ------------
Net cash used in operating activities ...........................        (487,485)      (1,890,621)      (1,470,030)
                                                                     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of marketable securities ...............................              --               --          500,000
Purchase of equipment and improvements ..........................              --          (25,647)        (303,824)
Investments in patents and trademarks ...........................              --          (19,763)          (6,323)
Discontinued operations, net ....................................              --               --          (10,981)
                                                                     ------------     ------------     ------------
Net cash provided by (used in) investing activities .............              --          (45,410)         178,872
                                                                     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of ..............                        1,490,840        2,057,941
Proceeds from exercise of stock options .........................                           26,139           75,001
Proceeds from capital lease obligations, net of repayments ......         (20,413)          (4,710)          (1,479)
                                                                     ------------     ------------     ------------
Net cash provided by financing activities .......................         (20,413)       1,512,269        2,131,463
                                                                     ------------     ------------     ------------

Net decrease in cash and cash equivalents .......................        (507,898)        (423,762)        (840,305)
Cash and cash equivalents at beginning of year ..................       1,486,594        1,910,356        1,869,413
                                                                     ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................    $    978,696     $  1,486,594     $  2,709,718
                                                                     ============     ============     ============


The accompanying notes are an integral part of the unaudited financial statements.

APPLIED BIOMETRICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION AND LIQUIDATION BASIS OF ACCOUNTING:

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

The Company adopted the liquidation basis of accounting as of September 1, 2000. This basis of accounting is considered when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q INCLUDE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULT TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESS OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMOUNT OTHERS, THE COMPANY'S ABILITY TO IDENTIFY, NEGOTIATE AND COMPLETE THE SALE OR DISPOSITION OF ITS CORPORATE ASSETS AND ACHIEVE VALUE FOR ITS SHAREHOLDERS.

Applied Biometrics, Inc. ("Applied Biometrics" or the "Company") ceased operations August 22, 2000 due to continuing technical difficulties facing its cardiac output monitor development and its limited financial capabilities. The Company engaged Manchester Companies, Inc. ("Manchester"), a Minneapolis-based advisory and investment-banking firm, to sell the Company's remaining corporate assets and to perform the final termination of its operations. In concert with the decision to engage Manchester, two of the Company's four directors resigned their Board positions and a representative of Manchester was elected as interim Chief Executive Officer. The Company's former Chief Executive Officer continues as a Director. The Company will attempt to sell its intellectual property and corporate shell and conduct a final liquidation of its assets.

The Company has adopted the liquidation basis of accounting as of September 1, 2000. This basis of accounting is considered appropriate when the liquidation of a company appears imminent and the net realizable value of its assets is reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

Selling, general and administrative expenses for the eight months ended August 31, 2000 were $912,000 as compared to $779,000 in the nine-month period ended September 30, 1999. In conjunction with the termination of the Company's operations, $100,000 of employee termination costs was incurred during the eight-month period. During the second quarter, the Company incurred a non-cash compensation charge of $153,000 related to stock granted to the Company's three non-employee directors for prior and current board service. Non-employee directors of the Company served without cash compensation.

Research and development expenses were $1,500,000 for the 2000 eight-month period as compared to $972,000 in the 1999 nine-month period. In conjunction with the termination of the Company's operations, $100,000 of employee termination costs was incurred during the eight-month period. Additionally, in the second quarter the Company wrote-off $210,000 of its monitor and probe component inventory.

Other income, primarily interest income, in the 2000 eight-month period was $57,000 as compared to $56,000 in the 1999 nine-month period.

On a going concern basis, the net loss for the 2000 eight-month period was $2,355,000, or $0.42 per share, compared to a net loss of $1,694,000, or $0.38 per share in 1999 nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $979,000 at September 30, 2000 as compared to $1,910,000 of cash and cash equivalents at December 31, 1999, a decrease of $931,000. Operating activities during the period used cash of $2,378,000, consisting primarily of the decrease in net assets and the net loss for the eight-month period and $489,000 decrease in current liabilities offset by approximately $345,000 of non-cash expenses. Cash was provided to operations by decreases in inventory of $167,000 and $53,000 of prepaid expenses. Investing activities used $45,000 for the purchase of equipment and legal costs related to the preparation of patent applications. Financing activities provided $1,492,000 of cash primarily from two private equity financings in April, 2000 offset by $25,000 of net capital lease obligation repayments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
--------------------------------------------------------------------------------

The Company believes based on its current estimates that it will have sufficient cash to settle its remaining liabilities and obligations.


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

(b) Form 8-K. On August 23, 2000 the Company filed a report on Form 8-K reporting that its Board of Directors had reached a final decision to terminate business operations and to dispose of its remaining corporate assets and on September 4, 2000 the Company file a report Form 8-K reporting that its Board of Directors had engaged Manchester Companies, Inc., a Minneapolis-based advisory and investment banking firm, to sell the remaining corporate assets and to perform the final termination of its operations.

SIGNATURES
--------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report signed on its behalf by the undersigned hereunto duly authorized.


                                      APPLIED BIOMETRICS, INC.



Dated: November 14, 2000
                                      /s/ James D. Bonneville
                                      ----------------------------------------
                                      James D. Bonneville
                                      Interim Chief Executive Officer
                                      (Principal Financial Officer)

APPLIED BIOMETRICS, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

10.1 Confidential Separation Agreement dated August 15, 2000 between Applied Biometrics and Andrew M. Weiss (filed herewith electronically).

27.1 Financial Data Schedule for the eight-month period ended August 31, 2000 (filed herewith electronically).