Form 10-K405
period 2000-12-31
APPLIED BIOMETRICS INC
filed 2001-04-17
CIK 816568

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the transition period from ____ to ____

                         Commission file number: 0-22146

--------------------------------------------------------------------------------

                            APPLIED BIOMETRICS, INC.
             (Exact name of Registrant as specified in its charter)

--------------------------------------------------------------------------------

              Minnesota                            41-1508112
      ------------------------        ------------------------------------
      (State of Incorporation)        (I.R.S. Employer Identification No.)

                       P.O. BOX 3170, BURNSVILLE, MN 55337
               (Address of principal executive offices) (Zip Code)

                        TELEPHONE NUMBER: (612) 338-4722

                           --------------------------

      The Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

                           ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Registrant has adopted liquidation basis accounting as of September 1, 2000.

As of March 15, 2001, 5,883,404 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Registrant's outstanding Common Stock (based upon the last reported sale price of the Common Stock on the Over-The-Counter Bulletin Board) excluding outstanding shares owned beneficially by executive officers, directors and principal shareholders, was approximately $620,315.

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-K INCLUDE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "EXPECT," ANTICIPATE," "PLAN," "MAY," "ESTIMATE" OR OTHER SIMILAR EXPRESSIONS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULT TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED IN OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SEE ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS - CERTAIN FACTORS" FOR IMPORTANT FACTORS KNOWN TO US THAT COULD CAUSE SUCH MATERIAL DIFFERENCES.


                                     PART I

Item 1: DESCRIPTION OF BUSINESS

INTRODUCTION

         Applied Biometrics, Inc. ("Applied Biometrics" or the "Company"), a corporation founded in 1984 to develop and market a cardiac output monitoring system, ceased its ongoing business operations in August 2000 because the Company determined that it would be unable to complete the development of its primary product, the Basis Cardiac Output Monitor and RealFlow Cardiac Output Probe (collectively, the "Basis System"), for market and sale.

CESSATION OF BUSINESS OPERATIONS

         As a result of its decisions to cease business operations, the Company's Chief Executive Officer resigned and all other employees were let go. Two of the four members of the Board of Directors resigned. In August 2000, the Company retained Manchester Companies, Inc. ("Manchester"), a Minneapolis, Minnesota investment banking firm, to explore options to wind-up the Company. As part of the engagement of Manchester, the Company appointed James D. Bonneville as the Acting Chief Executive Officer, Chief Financial Officer and Secretary of the Company. The Company has wound down its business operations, eliminated expenses and negotiated the termination or satisfaction of all of its obligations.

         The Company no longer occupies any office space. The Company can be contacted at P. O. Box 3170, Burnsville, MN 55337 or by telephone at (612) 338-4722.

CLINICAL USE OF CARDIAC OUTPUT

         Cardiac output (or "CO") is a measure of the volume of blood pumped by the heart into the aorta and is one of the most basic physiological parameters of the body's hemodynamic system. There are typically two types of parameters measured in the heart for diagnostic and monitoring purposes: electro-physiological, such as the electrocardiogram ("ECG"), and hemodynamic, such as heart rate, blood pressure and cardiac output. In many cases, ECG, heart rate and pressures are used as a proxy to understand cardiac output. Surgical, electrical and drug therapies, as well as life support systems, such as bypass machines and heart assist devices, are often designed to develop and sustain a specified level of cardiac output.

         Since the advent of open-heart surgery, surgeons, anesthesiologists and intensivists have desired a reliable, accurate, continuous and real-time measure of cardiac output. The Company believed that medical practitioners recognize the importance of measuring cardiac output and that there is significant demand for accurate, real-time cardiac output capability, especially for intra-operative and post-operative heart surgery settings. In these settings, surgeons, anesthesiologists and intensivists require continuous, real-time information about cardiac output to guide surgery, drug delivery and life support systems. The Company believed that practitioners were particularly interested in immediate cardiac output data for certain patients undergoing cardiac surgery, including heart transplant and coronary artery bypass surgeries, where the ability to provide real-time, beat-to-beat, continuous cardiac output data can allow surgeons, cardiologists and anesthesiologists to react quickly to changes in a patient's condition.

PRODUCTS

         Prior to deciding to cease its business operations, the Company was developing a system designed to measure CO on a continuous and real-time basis during and after cardiac surgery called the Basis System. The Basis System was designed for use on a broad range of aortic diameters in both adults and children. By using ultrasound to monitor CO directly from the ascending aorta, the Basis System was expected to provide real-time accuracy never before available. In contrast to conventional CO techniques, the Basis System was designed to directly measure the patient's aortic diameter and blood velocity 44 times each second for a true, real-time view of cardiac output.

         The Basis System consisted of the patented, disposable, ultrasonic RealFlow Probe and the Basis Cardiac Output Monitor. The RealFlow Probe consisted of an ultrasound sensor mounted in the probe head, a power cable and an integrated release mechanism. The release mechanism involved two nitinol "release" wires integrated into the sensor head, which the surgeon sutures to the patient's aorta during open-heart surgery. Later, after the chest cavity has been closed, the physician released the sutures by withdrawing the release wires, permitting the probe to be removed from the chest without additional surgical intervention.

         The Basis System monitor consisted of both software and electronic hardware and display, which energized the Basis System's RealFlow probe, senses the probe's signal, determines cardiac output and provides a graphical and numeric display to the physician. The electro-luminescent flat panel display provided numerical, waveform and trend information of the patient's cardiac output, stroke volume, blood velocity, aortic diameter and blood velocity. The monitor was designed to be automatic, requiring no user calibration, and to automatically adjust its analysis and readout to each individual patient.

         The Basis System was specifically designed to address the need for continuous, real-time, cardiac output data in surgical and post-operative settings by reporting cardiac output accurately and without subjective user intervention. The Basis System readings were thought to be used to guide cardiac surgeons during surgical procedures and to assist intensivists and anesthesiologists by monitoring vital signs and managing life support systems both during and after the procedures.

         In July of 2000, the Company determined that significant technical issues faced the Basis System which made commercialization of the Basis System unlikely in the near term. Two significant issues were identified. The first issue involved the Basis System's ability to work successfully in the event of considerable variability or turbulence in a patient's blood flow. The second issue involved errors arising from the positioning of the Basis System's probe during and after surgical procedures. Both of these problems significantly impacted the performance, reliability and market potential of the Basis System.

RESEARCH AND DEVELOPMENT

         Prior to deciding to cease its business operations, the Company's professionals researched and developed proprietary competencies in ultrasound transducers, signal processing, cardiac anatomy and pathology and the fluid dynamics of blood flow. The Company's research and development expenditures for the first eight months of 2000 were $1,500,000 and were $1,469,000 and $805,000 annually in 1999 and 1998, respectively. These funds were used primarily to develop the Basis System and its underlying core technologies.

PATENTS AND PROPRIETARY RIGHTS

         The Company developed extensive proprietary technology and knowledge in a variety of fields that relate to cardiac output, blood flow and associated diagnostic and monitoring products. These include ultrasound transducer design and manufacturing, signal processing, cardiac anatomy, pathology and clinical procedures, the fluid dynamics of blood flow and acoustic properties of the human anatomy.

         The Company obtained U.S. and foreign patents and patents pending, which relate to devices and methods used to measure blood flow through a major mammalian artery using ultrasound technology, the release mechanism employed by the RealFlow probe, and certain methods and techniques which relate to minimally invasive surgery, beating heart surgery and advanced signal processing. In addition to its patented technology, the Company relied heavily on trade secrets and unprotected proprietary technology. The Company always maintained the confidentiality of such information through its internal security and secrecy measures and the employment agreements requiring employees and agents of the Company to maintain the confidentiality of Company information and to assign to the Company inventions developed in the course of work for the Company.

         Basis(TM) and RealFlow(TM) are trademarks of the Company.

         On January 31, 2001, as part of its decision to cease business operations, the Company sold certain patented technology to Transonic Systems, Inc. for a purchase price of $23,000.

This patented technology consisted of technology that relates to devices and methods used to measure blood flow through arteries using ultrasound technology, and certain methods and techniques which relate to minimally invasive surgery, beating heart surgery and advanced signal processing.

EMPLOYEES

         As of December 31, 2000, the Company had no employees. James D. Bonneville, the Company's Acting Chief Executive Officer, Chief Financial Officer and Secretary has been retained by the Company under the agreement with Manchester.

Item 2:  PROPERTIES

         Until October 2000, the Company occupied a leased facility located at 501 East Highway 13, Burnsville, Minnesota 55337. On October 30, 2000, the Company terminated the lease of this facility and paid a one time lease termination payment of $75,000. The Company does not currently occupy any space.

Item 3:  LEGAL PROCEEDINGS

None.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

Item 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

         With the decision to cease business operations, all employees and executive officers of the Company were terminated. As of March 15, 2001, the Company, pursuant to its arrangement with Manchester, engages one individual as its Acting Chief Executive and Chief Financial Officer his age and biographical information is as follows:

       NAME                       AGE    POSITION WITH COMPANY
       ----                       ---    ---------------------

       James D. Bonneville        61     ACTING CHIEF EXECUTIVE OFFICE, CHIEF
                                           FINANCIAL OFFICER AND SECRETARY

         JAMES D. BONNEVILLE - Mr. Bonneville has been a Vice President at Manchester Companies since March 2000. Mr. Bonneville served as the Chief Executive Officer of Linguistic Technologies, Inc. from March 1999 to January 2000. During 1999 Mr. Bonneville served as a consultant to MinCorp Investment Network. From 1993 to 1998 Mr. Bonneville served as the President and Chief Operating Officer of Connect Computer Company, which merged into Norstan in 1996.

                                     PART II

Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Prior to November 30, 2000, the Company's Common Stock was traded on the Nasdaq SmallCap Market under the symbol "ABIO." Effective as of November 30, 2000, the Company's Common Stock is no longer quoted on the Nasdaq Small Cap Market because the Company no longer met, and currently does not meet, the minimum net tangible assets and capital and surplus requirements for continued quotation. The Common Stock currently trades on the Over-The-Counter Market on the NASD "Electronic Bulletin Board" under the symbol "ABIO." The following table sets forth, for the periods indicated, the high and low closing sale prices per share as reported by the Nasdaq SmallCap Market and the OTC Bulletin Board. These prices do not include adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

              2000                              HIGH        LOW
              ----                              ----        ---

              First Quarter.............       $4.00      $2.28
              Second Quarter............        3.50       2.38
              Third Quarter.............        2.19       0.25
              Fourth Quarter............        0.34       0.09

              1999                              HIGH        LOW
              ----                              ----        ---

              First Quarter.............       $8.50      $7.63
              Second Quarter............        8.00       4.38
              Third Quarter.............        5.25       3.88
              Fourth Quarter............        5.00       2.38


         The Company has not declared or paid any cash dividends on its Common Stock since its inception. As of March 15, 2001, there were approximately 606 beneficial owners of the Company's Common Stock.

Item 6:  SELECTED FINANCIAL DATA

SUMMARY STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION DATA:

                                                              FOUR MONTHS ENDED
                                                              DECEMBER 31, 2000
                                                              -----------------

Net assets in liquidation, beginning of period..............       $925,557

Changes in net assets in liquidation........................       (193,030)
                                                                   ---------

Net assets in liquidation, end of period....................       $732,527
                                                                   ========

SUMMARY STATEMENTS OF OPERATIONS DATA:

                                      EIGHT MONTHS
                                          ENDED
                                        AUGUST 31,                   YEARS ENDED DECEMBER 31,

                                          2000           1999           1998         1997(1)          1996
                                          ----           ----           ----         -------          ----
Net revenue .......................   $        --    $        --    $        --    $    64,940    $   125,120

Gross margin ......................            --             --             --         32,765         63,145

Operating Expenses:
   Selling, general &
   administrative .................       911,766      1,028,065        946,721      1,061,579        862,221
   Research & development .........     1,500,337      1,469,001        805,459      1,409,280        894,517
                                      -----------    -----------    -----------    -----------    -----------
Net Loss from continuing
   operations .....................    (2,354,876)    (2,445,942)    (1,563,991)    (2,134,604)    (1,368,961)
Discontinued Operations:
   Loss from operations of Trans-
   catheter closure business ......            --             --     (1,838,147)      (457,866)            --
                                      -----------    -----------    -----------    -----------    -----------
Net Loss ..........................    (2,354,876)    (2,445,942)    (3,402,138)    (2,592,470)    (1,368,961)
                                      ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per share
   Continuing operations ..........   $     (0.42)   $     (0.52)   $     (0.36)   $     (0.51)   $     (0.35)
   Discontinued operations ........            --             --    $     (0.43)   $     (0.11)   $        --
                                      -----------    -----------    -----------    -----------    -----------
                                      $     (0.42)   $     (0.52)   $     (0.79)   $     (0.62)   $     (0.35)
                                      ===========    ===========    ===========    ===========    ===========
Weighted average shares(2)
   outstanding, basic and
   diluted ........................     5,655,380      4,659,300      4,312,077      4,186,896      3,917,268

---------------------------------
(1) In 1997, the Company ceased marketing efforts of two cardiac output devices: one that was integrated into an endotrachial tube, and the other being a predecessor to the Basis System.

(2) The Company's weighted average shares outstanding were increased by the issuance of 525,000 shares of Common Stock from two private placements in April 2000.

SUMMARY BALANCE SHEET DATA:

                                                             AT DECEMBER 31,

                                         2000        1999         1998          1997        1996
                                         ----        ----         ----          ----        ----
Cash, cash equivalents & short-
   term investments ..............   $1,109,537   $1,910,356   $2,369,413   $4,420,180   $6,374,452
Total assets .....................    1,218,263    2,827,739    3,296,711    5,437,923    7,490,300
Net assets in liquidation ........      732,527           --           --           --           --
Shareholders' equity .............           --    2,516,625    2,151,564    5,271,202    7,287,110

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company ceased its ongoing business operations in August of 2000 because the Company determined it would be unable to complete the development of its primary product, the Basis System, for market and sale. The Company's Chief Executive Officer resigned and all other employees were terminated. The Company has wound down its business operations, eliminated expenses and negotiated the termination or satisfaction of all of its remaining obligations. Currently, the Company's management and accounting functions are performed through Manchester.

         The Company adopted liquidation basis accounting as of September 1, 2000. This basis of accounting is considered appropriate when liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, net assets in liquidation were $733,000. Cash, cash equivalents and marketable securities were $1,100,000 as of December 31, 2000 as compared to $1,900,000 at December 31, 1999, a decrease of $800,000.

         Continuing operating activities in 2000 used cash of $2,486,000 as compared to $2,095,000 used during 1999.

         Investing activities for the first eight months of 2000 provided cash of $193,000 as compared to $116,000 for the twelve-month period ending December 31, 1999.

         Financing activities provided $1,492,000 of cash, resulting primarily from the issuance of Common Stock by the Company in a private equity financing in April 2000.

         Based on its expected rate of spending the Company believes that its existing cash and cash equivalents will be more than sufficient to fund any further expenses related to the Company for 36 months. The Company is presently investigating liquidation options for the Company and its shareholders. There can be no assurances that the Company will be able to find liquidation option for the Company or the shareholders on terms satisfactory to all parties.

RESULTS OF OPERATIONS

EIGHT MONTHS ENDED AUGUST 31, 2000 AND TWELVE MONTHS OF 1999

         Selling costs and general and administrative expenses were $912,000 for the first eight months of 2000, compared to selling costs and general and administrative expenses of $1,028,000 for the twelve months ended December 31, 1999. One-time expenses in the first eight months of 2000 were $100,000 from termination costs and a non-cash compensation charge of $153,000 related to stock granted to the Company's three non-employee directors for prior and current Board service. There were no selling costs for this period.

         Research and development costs for the first eight months of 2000 were $1,500,000 compared to $1,469,000 for the twelve months ended December 31, 2000. These expenses increased for the first eight months of 2000 because of a $100,000 of employee termination costs related to the Company's termination of operations and, a second quarter write-off by the Company of $210,000 of its monitor and probe component inventory.

         Other income, primarily interest, earned was $57,000 for the first eight months of 2000 compared to $51,000 for the twelve months ended December 31, 1999.

         The net loss for the first eight months of 2000 was $2,355,000, or $0.40 per share, as compared to a net loss of $2,446,000, or $0.52 per share, in the twelve-month period ending December 31, 1999.

YEARS ENDED DECEMBER 31, 1999 AND 1998

         General and administrative expenses increased $353,000 to $935,000 in 1999 from $582,000 in 1998. The increase in 1999 reflected increased compensation related to costs of approximately $133,000 due to higher compensation levels and additional personnel hired in anticipation of product launch. The balance of the year-to-year increase related to an allocation of personnel and other costs to discontinued operations in 1998.

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

         Other income, primarily interest, decreased $137,000 from $188,000 in 1998 to $51,000 in 1999. The decrease was due to lower average investment balances in 1999 than in 1998.

         The 1999 net loss was $2,446,000, or $0.52 per share, compared to a net loss of $1,564,000, or $0.36 per share, in 1998, excluding a loss of $1,838,000, or $.43 per share, from discontinued operations.

YEARS ENDED DECEMBER 31, 1998 AND 1997

         The Company had no revenue in 1998 as compared to $65,000 in 1997. In 1996, after a number of years of research and development, the Company decided to focus its efforts on a new intra-operative cardiac output system using a disposable ultrasound probe applied directly to the ascending aorta. Sales of an earlier version of this device were ceased in 1997 until the completion of the next generation product.

         Selling, general and administrative costs decreased $115,000 in 1998 from $1,062,000 in 1997 to $947,000 in 1998. Lower selling costs accounted for $24,000 of the decrease due to the reduction in marketing activities in 1998 as the Company focused on research and development. Reduced general and administrative costs of $91,000 accounted for the balance of the year-to-year decrease, primarily due to costs allocated to discontinued operations.

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

         Other income, primarily interest, was $188,000 in 1998 as compared to $303,000 in 1997 a decrease of 115,000. The decrease was the result of fewer funds available for investment.

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

CERTAIN FACTORS

CESSATION OF BUSINESS OPERATIONS; NOT A GOING CONCERN.

         As indicated, the Company has terminated its business operations due to technical difficulties with its sole product, the Basis System. The Company has positioned itself for a sale or liquidation. Although the Company may seek to complete a merger of the Company with another operating entity, there can be no assurance as to the Company's ability to conclude such a transaction or the business, financial condition or results of operations of any successor entity.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements can be found on pages 22 to 36 of this Report. The index to such items is included on page 19 in Item 14(a)(1).

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 18, 1999, the Company appointed Ernst & Young LLP as the Company's independent auditors and dismissed PricewaterhouseCoopers LLP. The report of PricewaterhouseCoopers on the financial statements of the Company for the year ended December 31, 1998 was unqualified and did not contain an adverse opinion, any disclaimers, qualification or modification as to uncertainty, audit scope, or accounting principles. In connection with the audits of the financial statements of the Company for the most recent fiscal years ending December 31, 1999, and each subsequent interim period preceding October 18, 1999, there were no disagreements or reportable events. The decision to change firms was approved by the Company's Board of Directors.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Directors of the Company as of March 15, 2001 are as follows:

                  NAME            AGE               POSITION
                  ----            ---               --------

           Andrew M. Weiss        44     Director and Chairman of the Board
           Jeffrey W. Green       60     Director

         Andrew M. Weiss was elected as a Director of the Company in March 1999. Mr. Weiss served as the President and Chief Executive Officer of the Company from March of 1999 to September 2000. In 1998, Mr. Weiss served as acting President of Intellx of Boulder, Colorado, a venture stage company involved in medical image processing. From 1995 to 1998 Mr. Weiss was Chief Executive Officer and President of Vital Images, Inc., a Minneapolis-based provider of diagnostic and surgical visualization systems. In 1994 and 1995, he was Vice-President of Global Sales and Marketing for Marquette Medical Systems, a Milwaukee, Wisconsin based manufacturer of patient monitoring systems. Prior to 1994, Mr. Weiss held various positions with General Electric Company, including several positions with GE Medical Systems.

         Jeffrey Green, is the Co-founder and Chairman of the Board of Hutchinson Technology, Inc., a disk drive component manufacturer. Mr. Green has been Chairman of the Board of Hutchinson Technology, Inc. since 1983 and served as its Chief Executive Officer from January 1983 to May 1996.

         During 2000, the Board met seven times and took action by written consent four times. All of the members of the Board attended more than 75% of the meetings of the Board that occurred while they were members of the Board.

DIRECTOR COMPENSATION

         Non-employee directors did not receive cash compensation from the Company for their services as members of the Board of Directors or its Committees during the first eight months of 2000. Non-employee directors are reimbursed for all out-of-pocket expenses that they incur traveling to and from Board meetings.

         The Company, in the past, has granted options that become exercisable in installments over several years and other stock awards, to non-employee directors. On February 2, 2000 the Company granted unrestricted stock awards for Board service under the Company's 1996 Stock Plan to Dr. Demetre Nicoloff and Mr. Norman Dann, former members of the Board who resigned in August of 2000, and Mr. Green, in amounts equal to 7,786, 15,573 and 15,573, respectively. On February 2, 2000 the Company also granted to Messrs. Nicoloff, Dann, and Green, non-plan grants of unrestricted stock awards of 2,214, 4,427 and 4,427, respectively. On March 2, 2000, the Company granted Messrs. Green and Nicoloff stock options under its 1998 Stock Plan with an exercise price of $3.375 per share. Mr. Green was granted options to purchase 40,000 shares, with 20,000 of such shares exercisable at the time of the grant and 10,000 exercisable on the earlier to occur of June 1 or re-election as a director thereafter. Mr. Nicoloff was granted an option to purchase 50,000 shares, with 30,000 of such shares exercisable at grant and 10,000 exercisable on the earlier to occur of June 1 or re-election as a director thereafter.

(b)      Executive Officers of the Registrant

         Information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant."

(c)      Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during, or with respect to, the period ended December 31, 2000, the Company's directors, executive officers and greater than 10% shareholders complied with the applicable Section 16(a) filing requirements.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table shows, for the fiscal years ending December 31, 2000, 1999, and 1998, the compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to each person serving as the Company's President and Chief Executive Officer during 2000 and each executive officer who received more than $100,000 in compensation during 2000.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------
                                                                                          LONG-TERM
                                                                                         COMPENSATION       ALL OTHER
                                                       ANNUAL COMPENSATION                  AWARDS         COMPENSATION
                                            ----------------------------------------   -----------------      ($)(1)
                                                                                          SECURITIES
                                              SALARY       BONUS      OTHER ANNUAL        UNDERLYING
NAME AND PRINCIPAL POSITION         YEAR        ($)         ($)       COMPENSATION        OPTIONS (#)
-----------------------------------------------------------------------------------------------------------------------
Andrew M. Weiss (2)                 2000      $131,250         --         $4,500            175,000          $183,200
  FORMER PRESIDENT AND CHIEF
    EXECUTIVE OFFICER
                                   ------------------------------------------------------------------------------------
                                    1999      $145,833    $30,000             --            325,000                --
                                   ------------------------------------------------------------------------------------
                                    1998            --         --             --                 --                --
-----------------------------------------------------------------------------------------------------------------------
James D. Bonneville (3)             2000       $45,000         --             --                 --           $24,000
  ACTING CHIEF EXECUTIVE
    OFFICER
-----------------------------------------------------------------------------------------------------------------------
Camille Meyer(4)                    2000       $75,000         --             --             15,000           $51,500
  FORMER VICE PRESIDENT AND
    CHIEF FINANCIAL OFFICER
-----------------------------------------------------------------------------------------------------------------------
Joshua Baltzell(5)                  2000       $66,667    $10,000             --             55,000           $33,000
  FORMER VICE PRESIDENT -
    SALES AND MARKETING
-----------------------------------------------------------------------------------------------------------------------

-----------------------------

(1) Includes severance and benefits payments made to Mr. Weiss in the amount of $183,200, to Ms. Meyer in the amount $51,500 and to Mr. Baltzell in the amount of $33,000. Includes a commission payment of $24,000 to Manchester for sales of certain liquidated assets.

(2) Mr. Weiss was named President and Chief Executive Officer in March of 1999. During his employment, Mr. Weiss received a car allowance equal to $4,500. Mr. Weiss' employment terminated in September of 2000 and as a result he received a severance payment equal to $175,000 and a lump-sum benefits payment equal to $8,200.

(3) The services of Mr. Bonneville as Acting Chief Executive Officer and Chief Financial Officer and Secretary are provided through the agreement between the Company and Manchester, pursuant to which the Company paid Manchester a monthly fee equal to $10,000 for the months of August through November and $5,000 for the month of December. Manchester received a commission payment of $24,000 under the agreement with the Company.

(4) Ms. Meyer was terminated on September 30, 2000 as part of the winding down of the Company and incidental to such termination she received a severance payment equal to $50,000, plus a lump-sum benefits payment equal to $1,500.

(5) Mr. Baltzell was terminated as result of the winding down of the Company and incidental to such termination he received a severance payment equal to $33,000.

OPTION GRANTED

         The following tables summarize individual grants of options to purchase shares of Common Stock during fiscal 2000 to each of the executive officers named in the Summary Compensation Table above and the value of the options held by such persons at December 31, 2000.

                       OPTIONS GRANTED IN LAST FISCAL YEAR

--------------------------------------------------------------------------------------------------------
                                         INDIVIDUAL GRANTS                    POTENTIAL REALIZABLE VALUE
                        ---------------------------------------------------    AT ASSUMED ANNUAL RATES
                                        % OF TOTAL                                 OF STOCK PRICE
                        NUMBER OF         OPTION                               APPRECIATION FOR OPTION
                        SECURITIES      GRANTED TO     EXERCISE                         TERM(1)
                        UNDERLYING      EMPLOYEES      OR BASE                --------------------------
                         OPTIONS        IN FISCAL       PRICE    EXPIRATION
       NAME              GRANTED          YEAR         ($/SH)       DATE          5%             10%
--------------------------------------------------------------------------------------------------------
Andrew M. Weiss          175,000          47.4%        $3.063      02/02/10      -- (2)           --
--------------------------------------------------------------------------------------------------------
Camille Meyer             15,000           4.1%         3.063      02/02/10      -- (2)           --
--------------------------------------------------------------------------------------------------------
Joshua Baltzell           55,000         14.89%         3.063      02/02/10      -- (2)           --
--------------------------------------------------------------------------------------------------------
James D. Bonneville           --            --             --            --      -- (2)           --
--------------------------------------------------------------------------------------------------------

-----------------------------

(1) Potential realizable value is calculated based on an assumption that the price of the Company's Common Stock will appreciate at the assumed annual rates shown (5% and 10%), compounded annually from the date of grant of the option until the end of the option term. These assumed rates are applied pursuant to the Securities and Exchange Commission rules and therefore are not intended to forecast possible future appreciation, if any, of the Common Stock. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Common Stock, overall market conditions and continued employment of the named executive by the Company. There can be no assurance that the amounts reflected in this table will be realized.

(2) The right to exercise the options granted during fiscal 2000 terminated prior to December 31, 2000 as a result of the termination of the employees.

OPTIONS EXERCISED

         No options were exercised by the named executive officers during fiscal 2000. Options granted under the Company's 1994, 1996 and 1998 Stock Plans (collectively, the "Stock Plans") terminated three months after the termination of the employees, unless otherwise agreed to by the Company and the terminated employee. The Company's option plans generally provide that the exercise price of options must be paid in cash, except that the Compensation Committee, in its sole discretion, may allow payment by delivery of shares of Common Stock having an aggregate fair market value equal to the exercise price or may allow the exercise price to be financed by the Company upon such terms and conditions as the Compensation Committee may determine. Based upon the difference between the fair market value of one share of Common Stock on the date exercised and the exercise price of the options exercised.

CHANGE OF CONTROL

         Any options granted under the Stock Plans contain change in control provisions which provide that all outstanding non-exercisable options become exercisable in full, regardless of any remaining vesting provisions associated with such options, for a period specified by the Company, (but not to exceed sixty days) prior to or subsequent to a change in control. As defined in the Stock Plans, a "change in control" means: (i) dissolution or liquidation of the Company other than in conjunction with a bankruptcy of the Company or any similar occurrence, (ii) any merger, consolidation, acquisition, separation, reorganization, or similar occurrence, where the Company will not be the surviving entity, or (iii) the transfer of substantially all of the assets of the Company or acquisition of beneficial ownership of more than 50% of any class of equity security of the Company. Additionally, the terms of the employment agreement between Mr. Weiss and the Company provide for six months of severance pay to be paid to him in the event the Board of Directors terminates his employment for reasons other than cause or lack of performance.

EMPLOYMENT AND SEPARATION AGREEMENTS

         On August 15, 2000, the Company entered into a Separation Agreement with Andrew M. Weiss, the former Chief Executive Officer and a director of the Company, pursuant to which the Company agreed to provide Mr. Weiss with certain payments and benefits, including (a) a lump-sum payment to Mr. Weiss in an amount equal to one year of his base salary and car allowance and (b) a lump-sum payment of $8,200 for the continuation of health and dental insurance coverage for one year. The Company and Mr. Weiss also agreed that Mr. Weiss could purchase outright for a payment of $31,480, or assume the lease of his automobile, previously paid for by the Company.

COMPENSATION COMMITTEE

         Prior to ceasing its business operations, the Company's Compensation Committee was composed of the outside directors of the Company - Norman Dann, Jeffrey Green and Demetre Nicoloff, M.D., Ph.D. The Compensation Committee's responsibilities were to review compensation policies and compensation for the Company's executive officers, review plans to provide management continuity and administer the Company's stock-based compensation plans. With the termination of all of the employees, these function are no longer necessary.

         COMPENSATION PHILOSOPHY

         Prior to the ceasing of its business operations, the philosophy of the Company was to attract and retain qualified executive officers, to align the interests of those executive officers with those of the Company's shareholders, and to encourage the development of a cohesive management team. The Compensation Committee of the Company, which has been eliminated, believed that the Company should provide competitive base salaries to attract and retain qualified executive officers, that executive officers be provided with stock ownership opportunities that provide both a performance incentive and align their interests with the Company's shareholders, and that provide incentive compensation, both cash and stock-based, that recognizes individual initiative and achievements and rewards overall Company performance.

         BASE SALARY

         Prior to the ceasing of its business operations, the Compensation Committee reviewed the base salary of each of the Company's executive officers using a number of factors, including the executive officer's experience and performance, the level of skill and responsibility required, and the relative competitive market value for an individual with similar skills, experience and position responsibility. The Compensation Committee had the authority to adjust the base salaries based on Company performance and the executive officer's impact thereon, promotion or market factors.

         Mr. Weiss's base salary for of 2000 was $175,000 in conjunction with his position of President and Chief Executive Officer.

         ANNUAL CASH INCENTIVE BONUS

         Cash incentive bonuses were designed to provide a direct financial incentive to the Company's executive officers for the achievement of Company and individual goals.

         STOCK-BASED AWARDS

         All of the Company's Stock Plans included the Company's executive officers as eligible participants. The Compensation Committee adopted the position that stock ownership by management and stock-based performance compensation arrangements were beneficial in aligning management and shareholder interests. Stock options were generally granted to executive officers at the time they were elected or hired, to reward specific performance, or as an incentive to meet specific Company performance goals. On February 2, 2000 the Company granted to Mr. Weiss an option to purchase 175,000 shares of the Company's Common Stock at the closing market price on the day of grant of $3.063 per share. 87,500 or 50% of the options were exercisable in full on the date of grant. The remainder of the shares would have vested at a rate of 2% per month for ten years.

         SECTION 162(m)

         Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits the deductibility of certain compensation paid to each of the executive officer and four other most highly compensated executives of a publicly held corporation to $1,000,000. In fiscal 2000, the Company did not pay "compensation" within the meaning of Section 162(m) to such executive officers in excess of $1,000,000 and it will not do so in the future. Therefore, the Company does not have a policy at this time regarding qualifying compensation paid to its executive officers for deductibility under Section 162(m).

         Submitted by the Compensation Committee of the Board of Directors.

                                    Norman Dann
                                    Jeffrey Green
                                    Demetre Nicoloff, M.D., Ph.D.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 15, 2001 the number and percentage of outstanding shares of Common Stock beneficially owned by each person who is known to the Company to beneficially own more than five percent (5%) of the Common Stock, by each director of the Company, by each executive officer named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group:


                                               NUMBER OF SHARES      PERCENTAGE
BENEFICIAL OWNER                             BENEFICIALLY OWNED(1)  OWNERSHIP(2)
----------------                             ---------------------  ------------

David B. Johnson (3)
c/o Miller, Johnson & Kuehn, Incorporated
Suite 800 - Eighth Floor
5500 Wayzata Boulevard                              420,533              7.0%
Minneapolis, MN 55416

Aaron Boxer Revocable Trust (4)
c/o Miller, Johnson & Kuehn, Incorporated
Suite 800 - Eighth Floor                            609,333             10.2%
5500 Wayzata Boulevard
Minneapolis, MN 55416

Andrew M. Weiss (5)                                   1,000              *

Jeffrey W. Green (6)                                 90,000              1.5%

Camille M Meyer (7)                                   1,000              *

All directors and executive officers as a group
(3 persons) (8)                                      92,000              1.6%

--------------------------

(1) Unless otherwise indicated, each person has sole voting and dispositive power over such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.
(2) As of March 15, 2001, there were 5,883,404 shares of Common Stock outstanding.
(3) Based on a Schedule 13G dated February 13, 2001 filed with the Securities and Exchange Commission. Includes warrants to purchase 95,978 shares of common stock. Of the 420,533 shares reported, Mr. Johnson has sole voting and dispositive power with respect to 141,002 shares and shares voting and dispositive power with respect to 420,533 shares.
(4) Based on a Schedule 13G dated February 13, 2001 filed with the Securities and Exchange Commission. Includes warrants to purchase 73,000 shares of common stock. Of the 609,333 shares reported, the Aaron Boxer Revocable Trust has sole voting and dispositive power with respect to 609,333 shares and shares voting and dispositive power with respect to 0 shares.
(5) Includes a warrant to purchase 1,000 shares of common stock.
(6) Includes 40,000 shares held by the Exingent Investments, Limited Partnership, of which Mr. Green is a 90% owner. Mr. Green shares voting and dispositive power with respect to all such shares. Includes options to purchase 30,000 shares of common stock.
(7) Includes a warrant to purchase 1,000 shares of common stock.
(8) Includes 30,000 shares issuable under stock options exercisable within sixty
(60) days of March 15, 2001 and warrants to purchase 2,000 shares.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTION

         In August of 2000, the Company entered into a six month Engagement Agreement with Manchester whereby Manchester would provide management services to facilitate the winding down or liquidation of the Company. Under the Engagement Agreement, the Company has retained Manchester as the Company's exclusive agent to assist it with a merger, sale, exchange, combination or any similar transaction related to the Company. Pursuant to this Engagement Agreement, Mr. Bonneville serves as the Company's Acting Chief Executive Officer and Chief Financial Officer. During 2000 the Company paid Manchester fees totaling $69,000, $45,000 as a monthly fee and $24,000 as a commission on the sales of certain liquidated assets of the Company. The Engagement Agreement expired in February of 2001 and the Company and Manchester have been operating on a month-to-month basis. The Company has decided to renew the Engagement Agreement for another six months on substantially the same terms.

         David B. Johnson, a beneficial owner of more than 5% of the Company's Common Stock, is a principal shareholder in the firm of Miller, Johnson & Kuehn, Incorporated ("MJK"). MJK acts as the principal market maker for the Common Stock and the Company maintains an investment banking relationship with such firm. During 2000, the Company engaged MJK as its sales agent in connection with a private placement of 525,000 shares of Common Stock and warrants to purchase 525,000 shares of Common Stock. In consideration of MJK's services, the Company paid MJK selling commissions of $170,625 equal to 10% of the aggregate price of the shares of Common Stock sold by MJK in the private placement, and issued MJK five-year warrants to purchase 52,500 shares of Common Stock at an exercise price of $3.25 per share. Subsequent to the closing of the placement, MJK transferred these warrants to Mr. Johnson. The Company also provided MJK with a non-accountable expense allowance equal to 1% of the aggregate price of the shares sold by MJK, and reimbursed MJK for its legal fees in connection with the placement. From time to time the Company may enter into similar arrangements with MJK regarding private placements, securities offerings or other investment banking activities.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of documents filed as part of this Report:
         (1)      Financial Statements

         The following financial statements are included hereinafter contained on pages 22 to 36 in this Annual Report on Form 10-K:

         Report of Independent Auditors
         Report of Independent Accountants
         Statement of Net Assets in Liquidation as of December 31, 2000

         Balance Sheet as of December 31, 1999
         Statement of Changes in Net Assets in Liquidation September 1, 2000
            through December 31, 2000
         Statements of Operations for the Eight Months Ended August 31, 2000
            and the Years Ended December 31, 1999 and 1998
         Statements of Shareholders' Equity for Eight Months Ended August 31,
            2000 and the Years Ended December 31, 1999, and 1998
         Statements of Cash Flows for the Four Months Ended  December 31, 2000,
            Eight Months Ended August 31, 2000 and Years Ended December 31, 1999 and 1998
         Notes to Financial Statements

         (2)      Financial Statement Schedules

         All information required by this section that is applicable to the Company is included in the Financial Statements or Notes thereto.

         (3)      Exhibits:

         The exhibits to this Annual Report on Form 10-K are listed in the
         Exhibit Index hereinafter contained on page E-1 of this Annual Report on Form 10-K. The Company will furnish a copy of this report and any exhibit to a shareholder who requests a copy in writing upon payment to the Company of a fee of $5.00 per exhibit. Requests should be sent to:
         James D. Bonneville, c/o Manchester Companies, Inc. at P.O. Box 3170, Burnsville, Minnesota 55337.

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 14(c):

         A. Applied Biometrics 1996 Stock Option Plan, amended July 2, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
         B. Applied Biometrics Amended 1994 Stock Option Plan, amended July 2, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).
         C. Applied Biometrics 1998 Stock Plan, amended January 1, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000).
         D. Employment letter dated February 19, 1999, between the Company and Andrew M. Mr. Weiss (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999).
         E. Confidential Separation Agreement dated August 15, 2000 between the Company and Andrew M. Weiss.(incorporated by reference to Exhibit
            10.1 to the Company's Report on Form 10-Q for the period ending September 30. 2000).

         F. Engagement Agreement, dated August 24, 2000, by and between Manchester Companies, Inc. and Applied Biometrics, Inc (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K/A filed on January 8, 2001).

(b)      Reports on Form 8-K

During the quarter ended December 31, 2000, the Company did not file any Current Report on Form 8-K. On January 8, 2001 the Company filed an amendment to its Current Report on Form 8-K filed on September 8, 2000.

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

                         REPORT OF INDEPENDENT AUDITORS



BOARD OF DIRECTORS AND SHAREHOLDERS
APPLIED BIOMETRICS, INC.

         We have audited the accompanying balance sheet of Applied Biometrics, Inc. as of December 31, 1999, and the related statements of operations, shareholders' equity, and cash flows for the eight months ended August 31, 2000 and for the year ended December 31, 1999. In addition, we have audited the statement of net assets in liquidation as of December 31, 2000, and the related statements of changes in net assets in liquidation and cash flows in liquidation for the period from September 1, 2000 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As described in Note 1 to the financial statements, the Company decided to liquidate in the third quarter of 2000 and commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to August 31, 2000 from the going concern basis to the liquidation basis.

         In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Applied Biometrics, Inc. as of December 31, 1999, the results of operations and its cash flows for the eight months ended August 31, 2000 and for the year ended December 31, 1999, the net assets in liquidation as of December 31, 2000 and the changes in net assets in liquidation and cash flows in liquidation for the period from September 1, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in the United States applied on the basis described in the preceding paragraph.

                                        Ernst & Young LLP
Minneapolis, Minnesota
March 1, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Applied Biometrics, Inc.:

In our opinion, the consolidated statements of operations, shareholders' equity and of cash flows for the year ended December 31, 1998, present fairly, in all material respects, the results of operations and cash flows of Applied Biometrics, Inc. and its subsidiary for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Applied Biometrics, Inc. for any period subsequent to December 31, 1998.




PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 18, 1999

APPLIED BIOMETRICS, INC.
STATEMENT OF NET ASSETS IN LIQUIDATION

----------------------------------------------------------------------------------------

                                                                            December 31,
                                                                                2000
                                                                                ----
ASSETS

Cash and cash equivalents ..............................................    $  1,109,537
Prepaid expenses and other current assets ..............................          85,726
Patents and other intangibles, net .....................................          23,000
                                                                            ------------
   Total assets ........................................................    $  1,218,263
                                                                            ============

LIABILITIES

Accounts payable .......................................................    $    119,954
Other current liabilities ..............................................          40,007
Reserve for estimated costs during period of liquidation ...............         272,250
Short-term obligations .................................................          53,525
                                                                            ------------
   Total liabilities ...................................................         485,736
                                                                            ------------

   Net assets in liquidation ...........................................    $    732,527
                                                                            ============


The accompanying notes are an integral part of the financial statements.

APPLIED BIOMETRICS, INC.
BALANCE SHEET AS OF DECEMBER 31, 1999
(GOING CONCERN BASIS)

--------------------------------------------------------------------------------------------

                                                                                December 31,
                                                                                    1999
                                                                                    ----
ASSETS
Current assets:
Cash and cash equivalents ..................................................    $  1,910,356
Inventories, net ...........................................................         167,109
Prepaid expenses and other current assets ..................................          90,577
                                                                                ------------
   Total current assets ....................................................       2,168,042

Equipment and leasehold improvements, net ..................................         550,675
Patents and other intangibles, net .........................................          99,437
Other assets ...............................................................           9,585
                                                                                ------------
   Total assets ............................................................    $  2,827,739
                                                                                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable ...........................................................    $     95,255
Accrued expenses and short-term debt obligations ...........................         195,849
Current maturities of capital lease obligations ............................           8,333
                                                                                ------------
   Total current liabilities ...............................................         299,437

Non-current liabilities:
Capital lease obligation ...................................................          11,677
                                                                                ------------
   Total liabilities .......................................................         311,114
                                                                                ------------

Shareholders' equity:
Undesignated stock: authorized 5,000,000 shares of $.01 par value;
   None issued December 31, 1999 ...........................................              --
Common stock: authorized 20,000,000 shares of $.01 par value;
   5,229,004 issued and outstanding at
   December 31, 1999 .......................................................          52,990
Additional paid-in capital .................................................      23,362,233
Accumulated deficit ........................................................     (20,898,598)
                                                                                ------------
   Total shareholders' equity ..............................................       2,516,625
                                                                                ------------
   Total liabilities and shareholders' equity ..............................    $  2,827,739
                                                                                ============


The accompanying notes are an integral part of the financial statements.

APPLIED BIOMETRICS, INC.
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
PERIOD FROM SEPTEMBER 1, 2000 THROUGH DECEMBER 31, 2000

--------------------------------------------------------------------------------------

Net assets in liquidation as of September 1, 2000 ....................    $    925,557

Change in net assets in liquidation ..................................        (193,030)
                                                                          ------------

Net assets in liquidation as of December 31, 2000 ....................    $    732,527
                                                                          ============


The accompanying notes are an integral part of the financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF OPERATIONS
FOR EIGHT MONTHS ENDED AUGUST 31, 2000 AND YEARS ENDED
DECEMBER 31, 1999 AND 1998
(GOING CONCERN BASIS)

-------------------------------------------------------------------------------------------------------

                                                             EIGHT
                                                            MONTHS
                                                             ENDED
                                                           AUGUST 31,        YEARS ENDED DECEMBER 31,
                                                             2000             1999             1998
                                                             ----             ----             ----
Operating expenses:
Selling, general and administrative .................    $    911,766     $  1,028,065     $    946,721
Research and development ............................       1,500,337        1,469,001          805,459
                                                         ------------     ------------     ------------

Operating loss ......................................      (2,412,103)      (2,497,066)      (1,752,180)

Other income, net ...................................          57,227           51,124          188,189
                                                         ------------     ------------     ------------

Loss from continuing operations .....................      (2,354,876)      (2,445,942)      (1,563,991)

Discontinued operations:
Loss from operations of discontinued
business ............................................              --               --       (1,838,147)
                                                         ------------     ------------     ------------

Net loss ............................................    $ (2,354,876)    $ (2,445,942)    $ (3,402,138)
                                                         ============     ============     ============

Basic and diluted net loss per share:
Continuing operations ...............................    $      (0.42)    $      (0.52)    $      (0.36)
Discontinued operations .............................              --               --     $      (0.43)
                                                         ------------     ------------     ------------

Net Loss ............................................    $      (0.42)    $      (0.52)    $      (0.79)
                                                         ============     ============     ============

Weighted average common shares
outstanding .........................................       5,655,380        4,659,300        4,312,077
                                                         ============     ============     ============


The accompanying notes are an integral part of the financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR EIGHT MONTHS ENDED AUGUST 31, 2000 AND
YEARS ENDED DECEMBER 31, 1999 AND 1998
(GOING CONCERN BASIS)

--------------------------------------------------------------------------------------------------------------

                                                        COMMON STOCK            Additional
                                                                                  Paid in        Accumulated
                                                   Shares          Amount         Capital          Deficit
                                                ------------    ------------    ------------     ------------
December 31, 1997 ..........................       4,276,117    $     42,761    $ 20,278,959     $(15,050,518)

Exercise of stock options ..................          61,000             610         281,890

1998 Net loss ..............................                                                       (3,402,138)
                                                ------------    ------------    ------------     ------------
December 31, 1998 ..........................       4,337,117          43,371      20,560,849      (18,452,656)

Exercise of stock options ..................         146,887           1,469       1,076,143

Issuance of stock, net of offering
costs ......................................         815,000           8,150       2,059,412

Distribution of the net assets of
Cardia, Inc. ...............................                                        (334,171)

1999 Net loss ..............................                                                       (2,445,942)
                                                ------------    ------------    ------------     ------------
December 31, 1999 ..........................       5,299,004    $     52,990    $ 23,362,233     $(20,898,598)

Stock option activity ......................           9,400              94          33,440

Non-employee stock awards ..................          50,000             500         152,650

Warrant issued in capital lease
transaction ................................                                           4,506

Issuance of stock, net of offering
costs ......................................         525,000           5,250       1,485,590

Net loss for the eight-month period
ended August 31, 2000 ......................                                                       (2,354,876)
                                                ------------    ------------    ------------     ------------
August 31, 2000 ............................       5,883,404    $     58,834    $ 25,038,419     $(23,253,474)
                                                ============    ============    ============     ============

APPLIED BIOMETRICS, INC.
STATEMENTS OF CASH FLOWS
FOR FOUR MONTHS ENDED DECEMBER 31, 2000,
EIGHT MONTHS ENDED AUGUST 31, 2000 AND
YEARS ENDED DECEMBER 31, 1999 AND 1998

----------------------------------------------------------------------------------------------------------------------------

                                                             FOUR MONTHS     EIGHT MONTHS
                                                                ENDED           ENDED
                                                             DECEMBER 31,     AUGUST 31,
                                                                 2000            2000            YEARS ENDED DECEMBER 31,
                                                                 ----            ----

                                                            (Liquidation        (Going
                                                                Basis)          Concern
                                                                                 Basis)            1999            1998
                                                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Decrease in net assets in liquidation ...................    $   (193,030)
Net loss ................................................              --     $ (2,354,875)    $ (2,445,942)    $ (3,402,138)
Net loss from discontinued operations ...................              --               --               --       (1,838,147)
                                                             ------------     ------------     ------------     ------------

Loss from continuing operations .........................              --       (2,354,875)      (2,445,942)      (1,563,991)
Adjustments to reconcile net loss from
continuing operations to net cash used in
operating activities:
Depreciation and amortization
of capital leases .......................................              --          152,428          191,391          199,162
Amortization of patents and other
intangible assets .......................................              --           27,467           25,012           25,051
Value of common stock issued in lieu of
cash compensation .......................................              --          153,150               --               --
Value of stock options and warrants issued
in lieu of cash .........................................              --           11,901               --               --
(Gain) loss on disposal of assets .......................           4,047           (1,857)          31,776               --

Changes in operating assets and liabilities:
Inventories .............................................              --          167,109            7,969          (24,585)
Prepaid expenses, other current assets and
other assets ............................................         (11,936)          57,851          (52,744)          48,333
Accounts payable and accrued expenses ...................        (394,107)        (103,795)         147,718          (23,335)
                                                             ------------     ------------     ------------     ------------
Net cash used in continuing operations ..................        (595,026)      (1,890,621)      (2,094,820)      (1,339,365)
Net cash used in discontinued operations ................              --               --         (120,548)        (908,616)
                                                             ------------     ------------     ------------     ------------
Net cash used in operating activities ...................        (595,026)      (1,890,621)      (2,215,368)      (2,247,981)
                                                             ------------     ------------     ------------     ------------


The accompanying notes are an integral part of the financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF CASH FLOWS
FOR FOUR MONTHS ENDED DECEMBER 31, 2000,
EIGHT MONTHS ENDED AUGUST 31, 2000 AND
YEARS ENDED DECEMBER 31, 1999 AND 1998
(CONTINUED)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of marketable securities ....................              --               --          500,000        3,598,507
Purchase of equipment and improvements ...............              --          (25,647)        (323,148)         (54,874)
Proceeds from sale of furniture, equipment and
machinery ............................................         238,382               --               --               --
Investments in patents and trademarks ................              --          (19,763)         (49,375)              --
Investment in marketable securities ..................              --               --               --         (500,000)
Discontinued operations, net .........................              --               --          (10,981)         (30,412)
                                                          ------------     ------------     ------------     ------------
Net cash provided by (used in) investing
activities ...........................................         238,382          (45,410)         116,496        3,013,221
                                                          ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common
stock, net of expenses ...............................              --        1,490,840        2,067,941               --
Proceeds from exercise of stock options ..............              --           26,139           75,001          282,500
Repayment of capital lease obligations ...............         (20,413)          (4,710)          (3,598)              --
                                                          ------------     ------------     ------------     ------------
Net cash provided by financing activities ............         (20,413)       1,512,269        2,139,814          282,500
                                                          ------------     ------------     ------------     ------------

Net increase (decrease) in cash and cash
equivalents ..........................................        (377,057)        (423,762)          40,943        1,047,740
Cash and cash equivalents at beginning of
year .................................................       1,486,594        1,910,356        1,869,413          821,673
                                                          ------------     ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD ...............................................    $  1,109,537     $  1,486,594     $  1,910,356     $  1,869,413
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

APPLIED BIOMETRICS, INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(1) BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS DESCRIPTION:

Applied Biometrics, Inc. ("Applied Biometrics" or the "Company") is a medical device company that was engaged in the research and development of advanced cardio-vascular and hemodynamic diagnostic and monitoring systems.

LIQUIDATION BASIS OF ACCOUNTING

The consolidated financial statements for fiscal 1999 and 1998 and for the eight months ended August 31, 2000 were prepared on the going concern basis of accounting which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the Company's plans to cease operations, the Company adopted the liquidation basis of accounting effective September 1, 2000. This basis of accounting is considered appropriate when, among other things, liquidation of a company appears imminent and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. Upon adoption of the liquidation basis, the Company recorded a write-down in net assets of approximately $918,000. At December 31, 2000, the Company has recorded a reserve of $272,250 for costs to be incurred during the liquidation period.

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

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of cash and highly liquid investments purchased with an original maturity of three months or less. Cash at December 31, 2000 and 1999 was primarily invested in a money market fund.

INVENTORIES:

Inventories were comprised of component parts and were valued at the lower of first-in, first-out (FIFO) cost or market. In 2000, the Company wrote-off the inventories because of its determination that near term commercialization of the Company's product was unlikely.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

During 2000, all of the Company's equipment and leasehold improvements were either sold or abandoned upon the adoption of the liquidation basis of accounting. Upon the adoption of the liquidation basis, the Company recorded a write-down of $198,456 to record the equipment and leasehold improvements at their net realizable value.

LONG-LIVED ASSETS:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Impairment losses are recorded whenever indicators of impairment are present.

PATENTS AND OTHER INTANGIBLE ASSETS:

Patents and other intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives ranging from ten to fifteen years. Subsequent to year-end, the Company sold to a third party its rights in all of its patents.

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred.

STOCK-BASED COMPENSATION:

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company continues to account for employee stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations.

INCOME TAXES:

The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes ("temporary differences").

LOSS PER COMMON SHARE:

Upon the adoption of the liquidation basis of accounting on September 1, 2000, the presentation of per common share information was not considered to be meaningful and has been omitted.

The basic loss per common share, for periods prior to September 1, 2000 was computed based upon the weighted average number of common shares outstanding. All outstanding options have been excluded from the calculation since the effect of their inclusion would have been anti-dilutive.

RECLASSIFICATION

Certain prior year items have been reclassified to conform with current year presentation.

(2) DISCONTINUED OPERATIONS:

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

                                                             1998

DISCONTINUED OPERATIONS
Net revenue                                             $   167,240
Loss from operations of discontinued business              (836,386)
Costs related to spin-off of discontinued business       (1,001,761)
Loss from discontinued operations                        (1,838,147)

(3) INCOME TAXES:

The Company has approximately $23,000,000 of net operating loss carryforwards that begin to expire in 2003 and $450,000 of research and experimentation credits. As a result of limitations imposed under ss.382 and ss.383 of the Internal Revenue Code of 1986, both the annual amount and timing of the utilization of these carryforwards will be limited. As the Company issues additional common stock, the Company's carryforwards may be subject to further limitation. A valuation allowance has been established that offsets the Company's entire net deferred tax asset, as the realization of the deferred tax asset is uncertain.

(4) SHAREHOLDERS' EQUITY:

The Company's authorized capital stock consists of 20,000,000 shares of common stock and 5,000,000 shares of undesignated stock.

At December 31, 2000 and 1999, the Company had 5,833,404 and 5,299,004 shares of common stock outstanding.

In 2000, the Company sold 525,000 units, resulting in net proceeds to the Company of approximately $1,491,000. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $3.625 per share. The warrants are exercisable for a period of five years after the date of grant. In connection with the sale of units, the Company issued the private placement agent a warrant to purchase 52,500 shares of common stock at an exercise price of $3.25 per share. The warrant expires in April 2005.

Also in 2000, the Company granted a total of 50,000 shares of common stock to its three non-employee members of its Board of Directors for prior and current board service. In connection with this issuance, the Company recorded approximately $153,000 of non-cash compensation expense. In addition, during 2000, the Company recorded approximately $11,900 of expense related to the granting of warrants and options for services. Provided.

WARRANTS:

At December 31, 2000, the Company has warrants outstanding to purchase a total of 661,771 shares of common stock at exercise prices ranging from $3.00 to $3.625 per share. The warrants expire at various times between April 2005 and September 2009.

STOCK OPTIONS:

The exercise price of each stock option generally equals 100% of the market price of the Company's stock on the date of grant and has a maximum term of up to ten years. A summary of the status of the Company's stock options for the years ended December 31 is as follows:

                               2000                          1999                          1998
                                       Weighted                      Weighted                     Weighted
                                        Average                       Average                      Average
                         Shares     Exercise Price    Shares      Exercise Price    Shares     Exercise Price
Outstanding at
beginning of
year                     860,150       $    5.72      389,167        $    9.68      628,667       $    7.15
Granted                  462,500            3.13      788,750             5.23      336,370            7.90
Exercised                 (9,400)           2.78      (21,667)            3.46      (61,000)           4.63
Canceled              (1,080,750)           4.93     (296,100)            9.79     (514,870)           6.64
                     -------------                -------------                  ------------
Outstanding at end
of year                  232,500            4.36      860,150             5.72      389,167            9.68
                     =============                =============                  ============


At December 31, 2000, 1999 and 1998, the Company had options that were exercisable totaling 212,500, 469,733 and 239,867, respectively, at weighted average exercise prices of $4.45, $5.00 and $9.54 per share.

At December 31, 2000 the Company had options outstanding to purchase 232,500 shares of common stock at exercises prices ranging from $3.06 to $12.63 per share.

SFAS NO. 123 DISCLOSURE:

For the years ended December 31, 1999 and 1998 the Company did not record any compensation expense for stock-based compensation awards.

Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                          1999               1998
Net loss
    As reported                                                  $ (2,445,942)      $ (3,402,138)
    Pro forma                                                      (3,388,707)        (4,228,043)

Basic and diluted loss per share
    As reported                                                          (.52)              (.79)
    Pro forma                                                            (.73)              (.98)

The weighted average fair value per option granted during 1999 and 1998 was $
2.41 and $ 5.08, respectively. The weighted average fair value was calculated by using the fair value of each option on the date of grant. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                  1999           1998

Expected option term             3 years       6 years
Expected volatility factor           63%           59%
Expected dividend yield             0.0%          0.0%
Risk-free interest rate             5.2%          5.7%


(5) EMPLOYEE BENEFIT PLAN:

SALARY REDUCTION PLAN:

During 1999, the Company established a salary reduction plans for all full-time employees, which qualify under Section 401(k) of the Internal Revenue Code. Employee contributions are limited to 20% of their annual compensation, subject to annual limitations. At its discretion, the Company may make matching contributions equal to a percentage of the salary reduction or other discretionary amount. The Company has made no contributions to the plan during 2000 and 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APPLIED BIOMETRICS, INC.


                                        By /s/ James D. Bonneville
                                        ----------------------------------------
                                        James D. Bonneville
                                        Acting Chief Executive Officer

                                        Dated: April 17, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 17, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                                 Title
---------                                 -----

  /s/ James D. Bonneville
----------------------------------
James D. Bonneville                       Acting Chief Executive Officer
                                          (Principal Executive Officer/Principal
                                          Financial and Accounting Officer)

  /s/ Andrew M. Weiss
----------------------------------
Andrew M. Weiss                           Director



  /s/ Jeffrey Green
----------------------------------
Jeffrey Green                             Director

APPLIED BIOMETRICS, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------

3.1 Restated Articles of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, Commission File No. 33-63754C).

4.1      Restated Articles of Incorporation of the Company, as amended (see
         Exhibit 3.1).

4.2      Bylaws of the Company (see Exhibit 3.2).

4.3 Form of common stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2, Commission File No. 33-63754C)

10.1 Lease dated February 8, 1994 by and between the Company and American Industrial Properties REIT (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10.2 Amendment No. 1 to Lease Agreement dated December 31, 1998 between the Company and The Trustees under the Will and of the Estate of James Campbell, Deceased (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31,
         1999).

10.3 Applied Biometrics 1996 Stock Plan, amended July 2, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).

10.4 Applied Biometrics Amended 1994 Stock Plan, amended July 2, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999).

10.5 Applied Biometrics 1998 Stock Plan, amended January 1, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000).

10.6 Employment letter dated February 19, 1999, between the Company and Andrew M. Weiss (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31,
         1999).

10.7 Confidential Separation Agreement dated August 15, 2000 between the Company and Andrew M. Weiss.(incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ending September
         30. 2000).

10.8 Engagement Agreement, dated August 24, 2000, by and between Manchester Companies, Inc. and Applied Biometrics, Inc (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K/A filed on January 8, 2001).

10.9 Master Lease dated October 18, 1999 by and between the Company and Dexxon Capital Corporation (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q filed June 30, 2000).

10.10 Amendment to Lease Agreement dated April 10, 2000 by and between the Company and Dexxon Capital Corporation (incorporated by reference to
         Exhibit 10.3 to the Company's Report on Form 10-Q filed June 30, 2000).

10.11 Asset Purchase Agreement dated January 31, 2001 by and between the Company and Transonic Systems, Inc. (filed herewith electronically).