Form 10-Q
period 2001-03-31
APPLIED BIOMETRICS INC
filed 2001-05-15
CIK 816568

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ________

                         Commission File Number 0-22146

               ---------------------------------------------------

                            APPLIED BIOMETRICS, INC.
             (Exact name of Registrant as specified in its charter)

                        State of Incorporation: Minnesota
                 I.R.S. Employer Identification No.: 41-1508112

                    Principal Executive Offices: P.O Box 3170
                           Burnsville, Minnesota 55337
                        Telephone Number: (612) 338-4722

               ---------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_     No ____

On March 31, 2001, there were 5,883,404 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

APPLIED BIOMETRICS, INC.
STATEMENT OF NET ASSETS IN LIQUIDATION
--------------------------------------------------------------------------------

                                                                     March 31,     December 31,
                                                                       2001            2000
                                                                   -----------      ----------
ASSETS
Cash and cash equivalents........................................  $ 1,056,139      $1,109,537
Prepaid expenses and other current assets........................       62,648          85,726
Patents and other intangibles, net ..............................           --          23,000
                                                                   -----------      ----------
   Total assets..................................................  $ 1,118,787      $1,218,263
                                                                   ===========      ==========

LIABILITIES
Accounts payable.................................................  $    46,901      $  119,954
Other current liabilities........................................       38,376          40,007
Reserve for estimated costs during period of liquidation.........      266,350         272,250
Short-term obligations...........................................       33,815          53,525
                                                                   -----------      ----------
   Total liabilities.............................................      385,442         485,736
                                                                   -----------      ----------
   Net assets in liquidation...................................... $   733,345      $  732,527
                                                                   ===========      ==========



The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
JANUARY 1, 2001 THROUGH MARCH 31, 2001
--------------------------------------------------------------------------------


Net assets in liquidation as of January 1, 2001....................... $ 732,527

Change in net assets..................................................       817
                                                                       ---------

Net assets in liquidation as of March 31, 2001........................ $ 733,344
                                                                       =========



The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
CONDENSED STATEMENT OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2000
(GOING CONCERN BASIS)
--------------------------------------------------------------------------------

                                                                    THREE MONTHS
                                                                        ENDED
                                                                       MARCH 31,
                                                                        2000
                                                                     -----------
Operating expenses:
Selling, general and administrative................................. $  457,740
Research and development............................................    521,486
                                                                     ----------

Operating loss......................................................   (979,226)

Other income, net...................................................     20,311
                                                                     ----------

Net loss............................................................   (958,915)
                                                                     ==========

Basic and diluted net loss per share:                                     (0.18)

Weighted average common shares
outstanding.........................................................  5,333,949
                                                                     ==========



The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
--------------------------------------------------------------------------------

                                                                Three Months Ended   Three Months Ended
                                                                  March 31, 2001      March 31, 2000
                                                                  --------------     ---------------
                                                                                     (Going Concern
                                                                (Liquidation Basis)       Basis)
CASH FLOWS FROM OPERATING ACTIVITIES:
Increase in net assets in liquidation .......................     $        818
Net loss ....................................................               --       $  (958,915)

Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation and amortization of capital leases .............               --            57,256
Amortization of patents and other intangible assets .........               --            20,202
Value of common stock issued in lieu of cash compensation ...               --           153,150
Loss (Gain) on disposal of assets ...........................            2,300               (57)

Changes in operating assets and liabilities:
Inventories .................................................               --           (15,671)
Prepaid expenses, other current assets and other assets .....           23,078            17,822
Accounts payable and accrued expenses .......................         (100,295)          (38,040)
                                                                  ------------       -----------
Net cash used in operating activities .......................          (74,098)         (764,253)
                                                                  ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intangible assets, net of sale expenses           20,700                --
Purchase of equipment and improvements ......................               --           (24,512)
Investments in patents and trademarks .......................               --            (8,737)
                                                                  ------------       -----------
Net cash provided by (used in) investing activities .........           20,700           (33,249)
                                                                  ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options .....................               --            21,093
Proceeds from capital lease obligations, net of repayments ..               --            (1,978)
                                                                  ------------       -----------
Net cash provided by financing activities ...................               --            19,115
                                                                  ------------       -----------

Net decrease in cash and cash equivalents ...................          (53,398)         (778,387)
Cash and cash equivalents at beginning of year ..............        1,109,537         1,910,356
                                                                  ------------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................     $  1,056,139       $ 1,131,969
                                                                  ============       ===========


The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION AND LIQUIDATION BASIS OF ACCOUNTING:

The accompanying unaudited condensed financial statements of Applied Biometrics, Inc. ("Applied Biometrics" or the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q INCLUDE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "EXPECT," ANTICIPATE," "PLAN," "MAY," "ESTIMATE" OR OTHER SIMILAR EXPRESSIONS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULT TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED IN OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SEE ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS - CERTAIN FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 FOR IMPORTANT FACTORS KNOWN TO US THAT COULD CAUSE SUCH MATERIAL DIFFERENCES.

OVERVIEW

         The Company ceased its ongoing business operations in August 2000 because the Company determined it would be unable to complete the development of its primary product, the Basis System, for market and sale. The company's Chief Executive Officer resigned and all other employees were terminated. The Company has wound down its business operations, eliminated expenses and negotiated the termination or satisfaction of all of its remaining obligations.

         The Company adopted liquidation basis accounting as of September 1, 2000. This basis of accounting is considered appropriate when liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonable determinable.

         The Company has agreed to continue to retain Manchester Companies, Inc. ("Manchester"), a Minneapolis, Minnesota investment banking firm, to manage the Company's management and accounting functions and to explore any further options available to liquidate the Company. As part of the engagement of Manchester, the Company appointed James D. Bonneville as the Acting Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, net assets in liquidation were $733,000. Cash and cash equivalents were $1,056,000 as compared to $1,110,000 at December 31, 2000, a decrease of $54,000.

         Based on its expected rate of spending the Company believes that its existing cash and cash equivalents will be more than sufficient to fund any further expenses. The Company is presently investigating liquidation options for the Company and its shareholders. There can be no assurance that the Company will be able to find a liquidation option for the Company or the shareholders on terms satisfactory to all parties.

RESULTS OF CONTINUING OPERATIONS COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 WITH THE THREE MONTHS ENDED MARCH 31, 2000

         Selling, general and administrative expenses were $10,000 for the first quarter of 2001 compared with $458,000 during the first quarter of 2000. The Company incurred no selling or any other costs during the first quarter of 2001. The Company incurred administrative expenses of $10,000 for the first quarter of 2001 that include payments to Manchester.

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

None.

ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits. There are no exhibits to this quarterly report on Form 10-Q.

(b) Form 8-K. On January 8, 2001, the Company filed an amendment to its Current Report on Form 8-K filed on September 8, 2000.

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report signed on its behalf by the undersigned hereunto duly authorized.


                                APPLIED BIOMETRICS, INC.



Dated:  May 15, 2001
                                /s/ James D. Bonneville
                                ------------------------------------------------
                                James D. Bonneville
                                Acting Chief Executive Officer
                                (Principal Executive Officer/Principal Financial and Accounting Officer)