Form 10-Q
period 2001-06-30
APPLIED BIOMETRICS INC
filed 2001-08-14
CIK 816568

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                    For quarterly period ended June 30, 2001
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                    For the transition period from ___ to ____

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   __X__    No ______

On August 13, 2001, there were 5,883,404 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

APPLIED BIOMETRICS, INC.
STATEMENT OF NET ASSETS IN LIQUIDATION
--------------------------------------------------------------------------------

                                                            June 30,   December 31,
                                                              2001        2000
                                                           ----------   ----------
ASSETS
Cash and cash equivalents                                  $1,023,649   $1,109,537
Prepaid expenses and other current assets                      34,699       85,726
Patents and other intangibles, net                                 --       23,000
                                                           ----------   ----------
   Total assets                                            $1,058,348   $1,218,263
                                                           ==========   ==========

LIABILITIES
Accounts payable                                           $   77,101   $  119,954
Other current liabilities                                      34,421       40,007
Reserve for estimated costs during period of liquidation      185,488      272,250
Short-term obligations                                         12,761       53,525
                                                           ----------   ----------
   Total liabilities                                          309,771      485,736
                                                           ----------   ----------

   Net assets in liquidation                               $  748,577   $  732,527
                                                           ==========   ==========


The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
JANUARY 1, 2001 THROUGH JUNE 30, 2001

--------------------------------------------------------------------------------

Net assets in liquidation as of January 1, 2001                         $732,527

Change in net assets                                                      16,050
                                                                        --------

Net assets in liquidation as of March 31, 2001                          $748,577
                                                                        ========






































The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
CONDENSED STATEMENT OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2000
(GOING CONCERN BASIS)
--------------------------------------------------------------------------------
                                                                     SIX MONTHS
                                                                        ENDED
                                                                      JUNE 30,
                                                                        2000
                                                                    -----------
Operating expenses:
Selling, general and administrative                                 $   671,079
Research and development                                              1,206,941
                                                                    -----------

Operating loss                                                       (1,878,020)

Other income, net                                                        49,717
                                                                    -----------

Net loss                                                             (1,828,303)
                                                                    ===========

Basic and diluted net loss per share:                                     (0.34)

Weighted average common shares
outstanding                                                           5,299,599
                                                                    ===========






















The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
--------------------------------------------------------------------------------

                                                                                Six Months Ended  Six Months Ended
                                                                                  June 30, 2001   June 30, 2000
                                                                                  -------------   -------------
                                                                                                  (Going Concern
                                                                               (Liquidation Basis)    Basis)
CASH FLOWS FROM OPERATING ACTIVITIES:
Increase in net assets in liquidation                                              $    16,050
Net loss                                                                                    --    $(1,828,303)

Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation and amortization of capital leases                                             --        114,359
Amortization of patents and other intangible assets                                         --         24,561
Value of common stock issued in lieu of cash compensation                                   --        153,150
Loss (Gain) on disposal of assets                                                        2,300         (1,857)

Changes in operating assets and liabilities:
Inventories                                                                                 --        167,109
Prepaid expenses, other current assets and other assets                                 51,027         37,051
Accounts payable and accrued expenses                                                 (175,965)       (94,102)
                                                                                   -----------    -----------
Net cash used in operating activities                                                 (106,588)    (1,416,131)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intangible assets, net of sale expenses                           20,700             --
Purchase of equipment and improvements                                                      --        (40,782)
Investments in patents and trademarks                                                       --        (19,763)
                                                                                   -----------    -----------
Net cash provided by (used in) investing activities                                     20,700        (60,545)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of expenses                                 --      1,490,840
Proceeds from exercise of stock options                                                     --         26,139
Proceeds from capital lease obligations, net of repayments                                  --         70,996
                                                                                   -----------    -----------
Net cash provided by financing activities                                                   --      1,587,975
                                                                                   -----------    -----------

Net (increase) decrease in cash and cash equivalents                                   (85,888)       111,299
Cash and cash equivalents at beginning of year                                       1,109,537      1,910,356
                                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 1,023,649    $ 2,021,655
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

(2)  APRIL 2000 UNIT OFFERING.

During April 2000, the Company completed two private placements of 525,000 units at an aggregate price of $1,706,250 or $3.25 per unit, resulting in net proceeds of approximately $1,500,000 after deducting agents' commissions of $170,625 and other expenses. Each unit consisted of one share of our common stock and one five-year warrant to purchase one share of common at an exercise price of $3.625. In connection with the private placement the Company also issued the placement agent five-year warrants to purchase 52,500 shares of Common Stock at an exercise price of $3.25 per share.

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

         The Company has agreed to continue to retain Manchester Companies, Inc. ("Manchester"), a Minneapolis, Minnesota investment banking firm, to manage the Company's management and accounting functions and to explore further options available to liquidate the Company. As part of the engagement of Manchester, the Company appointed James D. Bonneville as the Acting Chief Executive Officer, Chief Financial Officer and Secretary of the Company.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, net assets in liquidation were $748,577. Cash and cash equivalents were $1,023,649 as compared to $1,110,000 at December 31, 2000, a decrease of $86,351.

         Based on its expected rate of spending, the Company believes that its existing cash and cash equivalents will be more than sufficient to fund any further expenses. The Company is presently investigating liquidation options for the Company and its shareholders. There can be no assurance that the Company will be able to find a liquidation option for the Company or the shareholders on terms satisfactory to all parties.


RESULTS OF CONTINUING OPERATIONS COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 WITH THE SIX MONTHS ENDED JUNE 30, 2000

         Selling, general and administrative expenses were $77,167 for the first six months of 2001 compared with $671,079 during the first six months of 2000. The Company incurred no selling costs during the first six months of 2001. The Company incurred administrative expenses for the first six months of 2001 that include payments of $25,069 to Manchester, $25,768 for insurance and other expenses and $26,330 for legal expenses.



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

None.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.  There are no exhibits on this quarterly report on Form 10-Q.

(b) Form 8-K. The Company filed no Current Reports on Form 8-K for the quarter ending June 30, 2001.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report signed on its behalf by the undersigned hereunto duly authorized.


                                 APPLIED BIOMETRICS, INC.



Dated:  August 13, 2001
                                 /s/ James D. Bonneville
                                 -----------------------------------------------
                                 James D. Bonneville
                                 Acting Chief Executive Officer
                                 (Principal Executive Officer / Principal
                                 Financial and Accounting Officer)