Form 10-Q
period 2001-09-30
APPLIED BIOMETRICS INC
filed 2001-11-13
CIK 816568

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For quarterly period ended September 30, 2001
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission File Number 0-22146


               ---------------------------------------------------


                            APPLIED BIOMETRICS, INC.
             (Exact name of Registrant as specified in its charter)

                        State of Incorporation: Minnesota
                 I.R.S. Employer Identification No.: 41-1508112

                  Principal Executive Offices: P.O. Box 583457
                        Minneapolis, Minnesota 55458-3457
                        Telephone Number: (612) 338-4722


               ---------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

On November 5, 2001, there were 5,883,404 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

APPLIED BIOMETRICS, INC.
STATEMENT OF NET ASSETS IN LIQUIDATION

--------------------------------------------------------------------------------

                                                                         September 30,   December 31,
                                                                             2001           2000
                                                                             ----           ----
ASSETS
Cash and cash equivalents ...........................................    $    952,876    $  1,109,537
Prepaid expenses and other current assets ...........................          10,691          85,726
Patents and other intangibles, net ..................................              --          23,000
                                                                         ------------    ------------
   Total assets .....................................................    $    963,567    $  1,218,263
                                                                         ============    ============

LIABILITIES
Accounts payable ....................................................    $     33,015    $    119,954
Other current liabilities ...........................................          32,431          40,007
Reserve for estimated costs during period of liquidation ............         129,393         272,250
Short-term obligations ..............................................          12,761          53,525
                                                                         ------------    ------------
   Total liabilities ................................................         207,600         485,736
                                                                         ------------    ------------

   Net assets in liquidation ........................................    $    755,967    $    732,527
                                                                         ============    ============



The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
JANUARY 1, 2001 THROUGH SEPTEMBER 30, 2001

--------------------------------------------------------------------------------

Net assets in liquidation as of January 1, 2001 ........................    $  732,527

Change in net assets ...................................................        23,440
                                                                            ----------

Net assets in liquidation as of September 30, 2001 .....................    $  755,967
                                                                            ==========




The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
SEPTEMBER 1, 2000 THROUGH SEPTEMBER 30, 2000

--------------------------------------------------------------------------------

Net assets in liquidation as of September 1, 2000 ......................    $  925,557

Change in net assets ...................................................       (97,366)
                                                                            ----------

Net assets in liquidation as of September 30, 2000 .....................    $  828,191
                                                                            ==========




The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
CONDENSED STATEMENT OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2000 (GOING CONCERN BASIS)

--------------------------------------------------------------------------------

                                                                         EIGHT MONTHS
                                                                            ENDED
                                                                          AUGUST 31,
                                                                             2000
Operating expenses:
Selling, general and administrative .................................    $    911,766
Research and development ............................................       1,500,377
                                                                         ------------

Operating loss ......................................................      (2,412,103)

Other income, net ...................................................          57,227
                                                                         ------------

Net loss ............................................................      (2,354,876)
                                                                         ============

Basic and diluted net loss per share: ...............................           (0.42)

Weighted average common shares
outstanding .........................................................       5,655,380
                                                                         ============




The accompanying notes are an integral part of the interim unaudited financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

--------------------------------------------------------------------------------

                                                                        Nine Months     Eight Months     One Month
                                                                           Ended           Ended           Ended
                                                                       September 30,     August 31,     September 30,
                                                                       -------------     ----------     -------------
                                                                           2001             2000             2000
                                                                           ----             ----             ----
                                                                       (Liquidation        (Going        (Liquidation
                                                                          Basis)       Concern Basis)        Basis)
CASH FLOWS FROM OPERATING ACTIVITIES:
Increase in net assets in liquidation .............................    $     23,440
Net loss ..........................................................              --     $ (2,354,875)    $    (97,366)

Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation and amortization of capital leases ...................              --          152,428               --
Amortization of patents and other intangible assets ...............              --           27,467               --
Value of common stock issued in lieu of cash compensation .........              --          153,150               --
Loss (Gain) on disposal of assets .................................           2,300           (1,857)              --

Changes in operating assets and liabilities:
Inventories .......................................................              --          167,109               --
Prepaid expenses, other current assets and other assets ...........          75,035           57,851           (4,977)
Accounts payable and accrued expenses .............................        (278,136)        (103,795)        (385,142)
                                                                       ------------     ------------     ------------
Net cash used in operating activities .............................        (177,361)      (1,890,621)        (487,485)
                                                                       ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intangible assets, net of sale expenses .....          20,700               --               --
Purchase of equipment and improvements ............................              --          (25,647)              --
Investments in patents and trademarks .............................              --          (19,763)              --
                                                                       ------------     ------------     ------------
Net cash provided by (used in) investing activities ...............          20,700          (45,410)              --
                                                                       ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of expenses .......              --        1,490,840               --
Proceeds from exercise of stock options ...........................              --           26,139               --
Proceeds from capital lease obligations, net of repayments ........              --           (4,710)          20,413
                                                                       ------------     ------------     ------------
Net cash provided by financing activities .........................              --        1,512,269           20,413
                                                                       ------------     ------------     ------------

Net (increase) decrease in cash and cash equivalents ..............        (156,661)        (423,762)        (507,898)
Cash and cash equivalents at beginning of year ....................       1,109,537        1,910,356        1,486,594
                                                                       ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................    $    952,876     $  1,486,594     $    978,696
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

APPLIED BIOMETRICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION AND LIQUIDATION BASIS OF ACCOUNTING:

The unaudited condensed financial statements of Applied Biometrics, Inc. ("Applied Biometrics" or the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, net assets in liquidation were $755,967. Cash and cash equivalents were $952,876 as compared to $1,110,000 at December 31, 2000, a decrease of $157,124.

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

RESULTS OF CONTINUING OPERATIONS COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

         Selling, general and administrative expenses were $118,195 for the first nine months of 2001 compared with $911,766 during the first nine months of 2000. The Company incurred no selling costs during the first nine months of 2001. The Company incurred administrative expenses for the first nine months of 2001 that include payments of $40,069 to Manchester, $49,776 for insurance and other expenses and $28,350 for legal expenses.

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

(b) Form 8-K. The Company filed no Current Reports on Form 8-K for the quarter ending September 30, 2001.

SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report signed on its behalf by the undersigned hereunto duly authorized.


                                APPLIED BIOMETRICS, INC.



Dated: November 12, 2001
                                /s/ James D. Bonneville
                                ------------------------------------------------
                                James D. Bonneville
                                Acting Chief Executive Officer
                                (Principal Executive Officer/Principal Financial and Accounting Officer)