Form 10-K
period 2001-12-31
APPLIED BIOMETRICS INC
filed 2002-05-14
CIK 816568

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-22146
                              --------------------

                            APPLIED BIOMETRICS, INC.
             (Exact name of Registrant as specified in its charter)
                              --------------------

             MINNESOTA                                           41-1508112
   (State or Other Jurisdiction of                            (I.R.S. Employer
    Incorporation or Organization)                           Identification No.)

            P.O. BOX 583457                                      55458-3457
         MINNEAPOLIS, MINNESOTA                                  (Zip Code)
(Address of Principal Executive Offices)

                                 (612) 338-4722
              (Registrant's Telephone Number, including Area Code)

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

As of April 15, 2002, 5,883,404 shares of common stock of the registrant were outstanding, and the aggregate market value of the registrant's outstanding common stock (based upon the last reported sale price of the common stock on the Over-The-Counter Bulletin Board) excluding outstanding shares owned beneficially by executive officers, directors and principal shareholders, was approximately $294,170.

================================================================================

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

CESSATION OF BUSINESS OPERATIONS

In connection with its decision to cease business operations, in August 2000 the Company's Chief Executive Officer resigned, all other employees were laid off and all but two of the Company's directors resigned. At that time, the Board of Directors retained Manchester Companies, Inc. ("Manchester"), a Minneapolis, Minnesota investment banking firm, to provide management services to facilitate the winding down and liquidation of the Company, and to act as the Company's exclusive agent to assist it with a merger, sale, exchange, combination or any similar transaction related to the Company. As part of the engagement of Manchester, the Board of Directors appointed James D. Bonneville as the Acting Chief Executive Officer, Chief Financial Officer and Secretary of the Company. During the latter part of 2000, the Company wound down its business operations, eliminated most expenses and negotiated the termination or satisfaction of all of its obligations. This process was essentially completed in January 2001. In April 2001, the remaining two members of the Company's Board of Directors resigned.

As part of its engagement by the Company's Board of Directors, Manchester has been actively seeking merger candidates for the Company. In connection with these activities and since the resignation of the remaining board members in April 2001, Manchester and Mr. Bonneville have consulted from time to time with David B. Johnson, the only beneficial owner who holds more than 5% of the Common Stock of the Company. To date, no candidate or transaction has emerged as a viable option for merging with the Company. Because no acceptable merger candidate has emerged, Mr. Johnson has requested that the Company liquidate and dissolve and distribute the remaining assets to the shareholders of the Company.

In furtherance of this request, on May 13, 2002 the Company received a formal notice from shareholders holding more than 10% of the Company's outstanding stock, including Mr. Johnson, requesting that the Company call and hold a shareholder meeting for the purposes of:

     * approving a plan of complete liquidation and dissolution of the Company;

     *    setting the number of members of the Board of Directors at one;

     * electing one director, Richard Nigon, to serve until dissolution of the Company (or, if the Company is not dissolved for any reason, for a term ending at the next annual shareholder meeting or until his successor is elected and qualified); and

     * ratifying, approving and confirming the engagement of Manchester, pursuant to the terms of its current engagement agreement with the Company, to take all appropriate actions, on behalf of the Company, in connection with the liquidation and dissolution of the Company.

The Company no longer occupies any office space. The Company can be contacted at P.O. Box 583457, Minneapolis, MN 55458-3457 or by telephone at (612) 338-4722.

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

EMPLOYEES

As of December 31, 2001, the Company had no employees. James D. Bonneville, the Company's Acting Chief Executive Officer, Chief Financial Officer and Secretary is an employee of Manchester who is performing these functions pursuant to the agreement between the Company and Manchester.

ITEM 2: PROPERTIES

The Company does not currently occupy any space.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fiscal year covered by this Report.

ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

As of April 15, 2002, the Company, through its engagement of Manchester, has one individual who is serving as its Acting Chief Executive and Chief Financial Officer. His age and biographical information is as follows:

   NAME                   AGE     POSITION WITH COMPANY
   ----                   ---     ---------------------

   James D. Bonneville    62      Acting Chief Executive Office, Chief Financial
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

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock has traded in the over-the-counter market on the OTC Bulletin Board, under the symbol "ABIO," since November 30, 2000. Prior to November 30, 2000, the Company's Common Stock was traded on the Nasdaq SmallCap Market under the symbol "ABIO."

The following table sets forth, for the periods indicated, the high and low sale prices for each calendar quarter indicated, as reported by the OTC Bulletin Board and the Nasdaq SmallCap Market. The prices in the table may not represent actual transactions. These quotations reflect inter-dealer prices without retail mark up, mark down or commissions and may not represent actual transactions.

        OTC BULLETIN BOARD

        2001                              HIGH            LOW
        ----                              ----            ---
        First Quarter...............      $0.10          $0.05
        Second Quarter..............      $0.10          $0.06
        Third Quarter...............      $0.14          $0.07
        Fourth Quarter..............      $0.21          $0.06


        NASDAQ SMALLCAP MARKET

        2000                              HIGH            LOW
        ----                              ----            ---
        First Quarter...............      $4.00          $2.28
        Second Quarter..............      $3.50          $2.38
        Third Quarter...............      $2.19          $0.25
        Fourth Quarter..............      $0.34          $0.09

The Company has not declared or paid any cash dividends on its Common Stock since its inception. As of January 16, 2002, there were approximately 562 beneficial owners of the Company's Common Stock.

ITEM 6: SELECTED FINANCIAL DATA

SUMMARY STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION DATA:

                                                  TWELVE MONTHS    FOUR MONTHS
                                                      ENDED           ENDED
                                                   DECEMBER 31,    DECEMBER 31,
                                                      2001            2000
                                                    ---------       ---------
Net assets in liquidation, beginning of period      $ 732,527       $ 925,557

Changes in nets assets in liquidation ........        (40,653)       (193,030)
                                                    ---------       ---------

Net assets in liquidation, end of period .....      $ 691,874       $ 732,527
                                                    =========       =========



SUMMARY STATEMENTS OF OPERATIONS DATA:

                                    EIGHT MONTHS ENDED
                                        AUGUST 31
                                                                 YEARS ENDED DECEMBER 31,
                                          2000(2)           1999           1998           1997(1)
                                        -----------     -----------     -----------     -----------
Net revenue ........................    $        --     $        --     $        --     $    64,940
Gross margin .......................             --              --              --          32,765
Operating Expenses:
   Selling, general & administrative        911,766       1,028,065         946,721       1,061,579
   Research & development ..........      1,500,337       1,469,001         805,459       1,409,280
                                        -----------     -----------     -----------     -----------
Net Loss from continuing operations      (2,354,876)     (2,445,942)     (1,563,991)     (2,134,604)
Discontinued Operations:
   Loss from operations of
   Trans-catheter closure business .             --              --      (1,838,147)       (457,866)
                                        -----------     -----------     -----------     -----------
Net Loss ...........................             --              --      (3,402,138)     (2,592,470)
                                        ===========     ===========     ===========     ===========
Basic and diluted loss per share
   Continuing operations ...........    $     (0.42)    $     (0.52)    $     (0.36)    $     (0.51)
   Discontinued operations .........             --              --     $     (0.43)    $     (0.11)
                                        -----------     -----------     -----------     -----------
                                        $     (0.42)    $     (0.52)    $     (0.79)    $     (0.62)
                                        ===========     ===========     ===========     ===========
Weighted average shares
   outstanding, basic and
   diluted .........................      5,655,380       4,659,300       4,312,077       4,186,896

--------------------------------------------
(1) In 1997, the Company ceased marketing efforts of two cardiac output devices: one that was integrated into an endotrachial tube, and the other a predecessor to the Basis System.

(2) The Company's weighted average shares outstanding were increased by the issuance of 525,000 shares of Common Stock from two private placements in April 2000.

SUMMARY BALANCE SHEET DATA:

                                                            AT DECEMBER 31,
                                      2001         2000          1999          1998          1997
                                      ----         ----          ----          ----          ----
Cash, cash equivalents & short-
   term investments .....         $  909,510    $1,109,537    $1,910,356    $2,369,413    $4,420,180
Total assets ............            937,010     1,218,263     2,827,739     3,296,711     5,437,923
Net assets in liquidation            691,874       732,527            --            --            --
Shareholders' equity ....                 --            --     2,516,625     2,151,564     5,271,202

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company ceased its ongoing business operations in August 2000 because the Company determined it would be unable to complete the development of its primary product, the Basis System, for market and sale. In August 2000 the Company's Chief Executive Officer resigned, all other employees were laid off and all but two of the Company's directors resigned. At that time, the Board of Directors retained Manchester Companies, Inc. to provide management services to facilitate the winding down or liquidation of the Company, and to act as the Company's exclusive agent to assist it with a merger, sale, exchange, combination or any similar transaction related to the Company. As part of the engagement of Manchester, the Board of Directors appointed James D. Bonneville as the Acting Chief Executive Officer, Chief Financial Officer and Secretary of the Company. During the latter part of 2000, the Company wound down its business operations, eliminated most expenses and negotiated the termination or satisfaction of all of its obligations. This process was essentially completed in January 2001. Since August 2000, the Company's management and accounting functions have been performed through Manchester. In April 2001, the remaining two members of the Company's Board of Directors resigned.

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

As part of its engagement by the Company's Board of Directors, Manchester has been actively seeking merger candidates for the Company. In connection with these activities and since the resignation of the remaining board members in April 2001, Manchester and Mr. Bonneville have consulted from time to time with David B. Johnson, the only beneficial owner who holds more than 5% of the Common Stock of the Company. To date, no candidate or transaction has emerged as a viable option for merging with the Company. Because no acceptable merger candidate has emerged, shareholders holding more than 10% of the Company's outstanding stock, including Mr. Johnson, have requested that the Company call and hold a shareholder meeting for the purposes of (a) approving a plan of complete liquidation and dissolution of the Company, which will include distributing the Company's remaining assets to the shareholders; (b) setting the number of directors at one and electing a director to serve until dissolution of the Company; and (c) ratifying and approving the engagement of Manchester, pursuant to the terms of its current engagement agreement with the Company, to take all appropriate actions, on behalf of the Company, in connection with the liquidation and dissolution of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, net assets in liquidation were $691,874. Cash, cash equivalents and marketable securities were $909,510 as of December 31, 2001 as compared to $1,109,537 at December 31, 2000, a decrease of $200,027.

Net cash provided by investing activities was $20,700 for the year ended December 31, 2001 as compared to $193,000 provided by investing activities for the year ended December 31, 2000.

Based on its expected rate of spending the Company believes that its existing cash and cash equivalents will be more than sufficient to fund any further expenses related to the Company for several years.

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

INFLATION

Management believes inflation has not had a material effect on the Company's financial condition.

CERTAIN FACTORS

CESSATION OF BUSINESS OPERATIONS; NOT A GOING CONCERN.

As indicated, the Company has terminated its business operations due to technical difficulties with its sole product, the Basis System. The Company has attempted to position itself for a sale or liquidation. Although the Company may seek to complete a merger of the Company with another operating entity, there can be no assurance as to the Company's ability to conclude such a transaction or the business, financial condition or results of operations of any successor entity.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements can be found on pages 15 to 24 of this Report. The index to such items is included on page 13 in Item 14(a)(1).

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors of the Registrant.

Messrs. Andrew M. Weiss and Jeffrey Green, the last two remaining directors of the Company resigned as directors in April of 2001. Currently, there are no members of the Board of Directors.

(b)  Executive Officers of the Registrant.

Information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant."

(c)  Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during, or with respect to, the period ended December 31, 2001, the Company's directors, executive officers and greater than 10% shareholders complied with the applicable Section 16(a) filing requirements.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the fiscal years ending December 31, 2001 and 2000, the compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to each person serving as the Company's President and Acting Chief Executive Officer during 2001 and each executive officer who received more than $100,000 in compensation during 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                 ANNUAL COMPENSATION               COMPENSATION
                                                 -------------------               ------------
                                                                                    SECURITIES
                                                                                    UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR     SALARY ($)     BONUS ($)        OPTIONS (#)      COMPENSATION ($)
---------------------------                ----     ----------     ---------     ----------------    ----------------
James D. Bonneville (1).................   2001       $60,000            --                 --               $0
   ACTING CHIEF EXECUTIVE OFFICER          2000        45,000            --                 --           24,000

-------------------------------
(1) The services of Mr. Bonneville as Acting Chief Executive Officer and Chief Financial Officer and Secretary are provided through the agreement between the Company and Manchester, pursuant to which the Company paid Manchester a monthly fee equal to $10,000 for the months of August 2000 through November 2000 and $5,000 for each month from December 2000 to December 2001. Manchester received a commission payment in 2000 of $24,000 under the agreement with the Company. Mr. Bonneville is an employee of Manchester and therefore does not directly receive the payments made to Manchester by the Company.

OPTION GRANTED

The following tables summarize individual grants of options to purchase shares of Common Stock during fiscal 2001 to each of the executive officers named in the Summary Compensation Table above and the value of the options held by such persons at December 31, 2001.

                                        OPTIONS GRANTED IN LAST FISCAL YEAR
                                                   INDIVIDUAL GRANTS (1)                      POTENTIAL REALIZABLE
                               ---------------------------------------------------------         VALUE AT ASSUMED
                                 NUMBER OF       PERCENT OF                                   ANNUAL RATES OF STOCK
                                 SECURITIES     TOTAL OPTIONS     EXERCISE                   PRICE APPRECIATION FOR
                                 UNDERLYING      GRANTED TO       OR BASE                        OPTION TERM (1)
                                  OPTIONS       EMPLOYEES IN       PRICE      EXPIRATION     ----------------------
NAME                              GRANTED        FISCAL YEAR       ($/SH)         DATE         5%              10%
----                             ---------      -------------     --------       ------      -----            -----
James D. Bonneville(2)              --               --              --            --          --              --

-------------------------------
(1) Potential realizable value is calculated based on an assumption that the price of the Company's Common Stock will appreciate at the assumed annual rates shown (5% and 10%), compounded annually from the date of grant of the option until the end of the option term. These assumed rates are applied pursuant to the Securities and Exchange Commission rules and therefore are not intended to forecast possible future appreciation, if any, of the Common Stock. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Common Stock, overall market conditions and continued employment of the named executive by the Company. There can be no assurance that the amounts reflected in this table will be realized.

(2) The services of Mr. Bonneville as Acting Chief Executive Officer and Chief Financial Officer and Secretary are provided through the agreement between the Company and Manchester. Mr. Bonneville is an employee of Manchester and therefore does not directly receive the payments made to Manchester by the Company.

OPTIONS EXERCISED

No options were exercised by the named executive officer during fiscal 2001. Options granted under the Company's 1994, 1996 and 1998 Stock Plans (collectively, the "Stock Plans") terminated three months after the termination of the employees, unless otherwise agreed to by the Company and the terminated employee. The Company's option plans generally provide that the exercise price of options must be paid in cash, except that the Compensation Committee, in its sole discretion, could have allowed payment by delivery of shares of Common Stock having an aggregate fair market value equal to the exercise price or may allow the exercise price to be financed by the Company upon such terms and conditions as the Compensation Committee may determine. Based upon the difference between the fair market value of one share of Common Stock on the date exercised and the exercise price of the options exercised.

COMPENSATION COMMITTEE

Since the Company has ceased doing business, the Company no longer has a Compensation Committee.

SECTION 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits the deductibility of certain compensation paid to each of the executive officer and four other of the most highly compensated executives of a publicly held corporation to $1,000,000. In fiscal 2001, the Company did not pay "compensation" within the meaning of Section 162(m) to such executive officers in excess of $1,000,000 and it will not do so in the future. Therefore, the Company does not have a policy at this time regarding qualifying compensation paid to its executive officers for deductibility under Section 162(m).

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

                                              NUMBER OF SHARES       PERCENTAGE
BENEFICIAL OWNER                            BENEFICIALLY OWNED(1)   OWNERSHIP(2)
----------------                            ---------------------   ------------

David B. Johnson (3)
c/o Miller, Johnson & Kuehn, Incorporated
Suite 800 - Eighth Floor
5500 Wayzata Boulevard                            516,511               8.7%
Minneapolis, MN 55416

James D. Bonneville                                     0                --

----------------------------
(1) Unless otherwise indicated, each person has sole voting and dispositive power over such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(2) As of April 15, 2002, there were 5,883,404 shares of Common Stock outstanding.

(3) Based on an amended Schedule 13G dated February 14, 2002 filed with the Securities and Exchange Commission. Of the 516,511 shares reported, Mr. Johnson has sole voting and dispositive power with respect to 141,002 shares and shares voting and dispositive power with respect to 375,509 shares.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTION

In August 2000, the Company entered into a six month Engagement Agreement with Manchester, pursuant to which Manchester agreed to provide management services to facilitate the winding down or liquidation of the Company. Under the Engagement Agreement, the Company has retained Manchester as the Company's exclusive agent to assist it with a merger, sale, exchange, combination or any similar transaction related to the Company. In the event the Board of Directors of the Company approves a liquidation of the Company, Manchester is entitled under the Engagement Agreement to receive a $25,000 payment upon the final dissolution of the Company. Pursuant to the terms of the Engagement Agreement, Mr. Bonneville was elected by the Board of Directors to serve as the Company's Acting Chief Executive Officer and Chief Financial Officer. During 2001, the Company paid Manchester monthly fees totaling $60,000. The Engagement Agreement expired in February 2001. Currently the Company and Manchester have been operating on a month-to-month basis.

David B. Johnson, a beneficial owner of more than 5% of the Company's Common Stock, is a principal shareholder in the firm of Miller Johnson Steichen Kinnard, Inc., formerly known as Miller, Johnson & Kuehn, Incorporated ("MJK"). During 2000, the Company engaged MJK as its sales agent in connection with a private placement of 525,000 shares of Common Stock and warrants to purchase 525,000 shares of Common Stock. In consideration of MJK's services, the Company paid MJK selling commissions of $170,625 equal to 10% of the aggregate price of the shares of Common Stock sold by MJK in the private placement, and issued MJK five-year warrants to purchase 52,500 shares of Common Stock at an exercise price of $3.25 per share. Subsequent to the closing of the placement, MJK transferred these warrants to Mr. Johnson. The Company also provided MJK with a non-accountable expense allowance equal to 1% of the aggregate price of the shares sold by MJK, and reimbursed MJK for its legal fees in connection with the placement.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  List of documents filed as part of this Report:

          (1)  Financial Statements

               The following financial statements are included hereinafter contained on pages 15 to 24 in this Annual Report on Form 10-K:

               Report of Independent Auditors

               Statements of Net Assets in Liquidation as of December 31, 2001 and 2000

               Statements of Changes in Net Assets in Liquidation for the year ended December 31, 2001 and for the period from September 1, 2000 to December 31, 2000

               Statements of Operations for the Eight Months Ended August 31, 2000 and the Year Ended December 31, 1999

               Statements of Cash Flows for the year ended December 31, 2001, the Four Months Ended December 31, 2000, Eight Months Ended August 31, 2000 and Year Ended December 31, 1999

               Notes to Financial Statements

          (2)  Financial Statement Schedules

               All information required by this section that is applicable to the Company is included in the Financial Statements or Notes thereto.

          (3)  Exhibits:

               The exhibits to this Annual Report on Form 10-K are listed in the
               Exhibit Index hereinafter contained on page E-1 of this Annual Report on Form 10-K. The Company will furnish a copy of this report and any exhibit to a shareholder who requests a copy in writing upon payment to the Company of a fee of $5.00 per exhibit. Requests should be sent to: James D. Bonneville, c/o Manchester Companies, Inc. at P.O. Box 583457 Minneapolis, Minnesota 55458-3457.

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

                         REPORT OF INDEPENDENT AUDITORS



BOARD OF DIRECTORS AND SHAREHOLDERS
APPLIED BIOMETRICS, INC.

We have audited the accompanying statements of operations, shareholders' equity, and cash flows of Applied Biometrics, Inc. for the eight months ended August 31, 2000 and for the year ended December 31, 1999. In addition, we have audited the statement of net assets in liquidation as of December 31, 2001 and 2000 and the related statements of changes in net assets in liquidation and cash flows in liquidation for the year ended December 31, 2001 and the period from September 1, 2000 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and its cash flows of Applied Biometrics, Inc. for the eight months ended August 31, 2000 and for the year ended December 31, 1999, the net assets in liquidation as of December 31, 2001 and 2000 and the changes in net assets in liquidation and cash flows in liquidation for the year ended December 31, 2001 and the period from September 1, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in the United States applied on the basis described in the preceding paragraph.

                                             Ernst & Young LLP

Minneapolis, Minnesota
April 23, 2002

APPLIED BIOMETRICS, INC.
STATEMENT OF NET ASSETS IN LIQUIDATION AS OF DECEMBER 31, 2001
AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2001            2000
                                                              ----------      ----------
ASSETS
Current assets:
Cash and cash equivalents ..............................      $  909,510      $1,107,537
Prepaid expenses and other current assets ..............          27,500          85,726
Patents and other intangibles, net .....................              --          23,000
                                                              ----------      ----------
   Total current assets ................................      $  937,010      $1,218,263
                                                              ==========      ==========


LIABILITIES
Accounts payable .......................................      $   35,510      $  119,954
Other current liabilities ..............................          29,199          40,007
Reserve for estimated costs during period of liquidation         167,666         272,250
                                                                              ----------
Short-term obligations .................................          12,761          53,525
                                                              ----------      ----------
   Total current liabilities ...........................         245,136         485,736
                                                              ----------      ----------

Net assets in liquidation ..............................      $  691,874      $  732,527
                                                              ==========      ==========


The accompanying notes are an integral part of the financial statements.

APPLIED BIOMETRICS, INC.
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
PERIOD FROM JANUARY 1, 2001 THROUGH DECEMBER 31, 2001
--------------------------------------------------------------------------------


Net assets in liquidation as of January 1, 2001 .      $ 732,527

Change in net assets in liquidation .............        (40,653)
                                                       ---------

Net assets in liquidation as of December 31, 2001      $ 691,874
                                                       =========


The accompanying notes are an integral part of the financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF OPERATIONS
FOR EIGHT MONTHS ENDED AUGUST 31, 2000 AND YEAR
ENDED DECEMBER 31, 1999
(GOING CONCERN BASIS)
--------------------------------------------------------------------------------


                                       EIGHT MONTHS ENDED     YEAR ENDED
                                            AUGUST 31,       DECEMBER 31,
                                              2000               1999
                                           -----------       -----------
Operating expenses:
Selling, general and administrative .      $   911,766       $ 1,028,065
Research and development ............        1,500,337         1,469,001
                                           -----------       -----------

Operating loss ......................       (2,412,103)       (2,497,066)

Other income, net ...................           57,227            51,124
                                           -----------       -----------

Net loss ............................      $(2,354,876)      $(2,445,942)
                                           ===========       ===========

Basic and diluted net loss per share:

Weighted average common shares
outstanding .........................        5,655,380         4,659,300
                                           ===========       ===========


The accompanying notes are an integral part of the financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2001,
FOUR MONTHS ENDED DECEMBER 31, 2000,
EIGHT MONTHS ENDED AUGUST 31, 2000 AND
THE YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                        FOUR MONTHS       EIGHT MONTHS
                                                       YEAR ENDED          ENDED             ENDED           YEAR ENDED
                                                      DECEMBER 31,      DECEMBER 31,       AUGUST 31,       DECEMBER 31,
                                                         2001              2000              2000              1999
                                                      -----------       -----------       -----------       -----------

                                                      (Liquidation      (Liquidation     (Going Concern    (Going Concern
                                                         Basis)            Basis)            Basis)            Basis)
CASH FLOWS FROM OPERATING ACTIVITIES:
Increase (decrease) in net assets in liquidation      $   (40,653)      $   911,766                --                --
Net loss .......................................               --                --       $(2,354,875)      $(2,445,942)
Net loss from discontinued operations ..........               --                --                --                --
                                                      -----------       -----------       -----------       -----------

Loss from continuing operations ................               --                --        (2,354,875)       (2,445,942)
Adjustments to reconcile net loss from
continuing operations to net cash used in
operating activities:
Depreciation and amortization
of capital leases ..............................               --                --           152,428           191,391
Amortization of patents and other intangible
assets .........................................               --                --            27,467            25,012
Value of common stock issued in lieu of cash
compensation ...................................               --                --           153,150                --
Value of stock options and warrants issued in
lieu of cash ...................................               --                --            11,901                --
(Gain) loss on disposal of assets ..............            2,300             4,047            (1,857)           31,776

Changes in operating assets and liabilities:
Inventories ....................................               --                --           167,109             7,969
Prepaid expenses, other current assets and other
assets .........................................           58,226           (11,936)           57,851           (52,744)
Accounts payable and accrued expenses ..........         (240,600)         (394,107)         (103,795)          147,718
                                                      -----------       -----------       -----------       -----------
Net cash used in continuing operations .........               --          (595,026)       (1,890,621)       (2,094,820)
Net cash used in discontinued operations .......               --                --                --          (120,548)
                                                      -----------       -----------       -----------       -----------
Net cash used in operating activities ..........         (220,727)         (595,026)       (1,890,621)       (2,215,368)
                                                      -----------       -----------       -----------       -----------

The accompanying notes are an integral part of the financial statements.

APPLIED BIOMETRICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2001, FOUR MONTHS ENDED DECEMBER 31, 2000, EIGHT MONTHS ENDED AUGUST 31, 2000 AND THE YEAR ENDED DECEMBER 31, 1999 (CONTINUED)
--------------------------------------------------------------------------------

                                                                        FOUR MONTHS       EIGHT MONTHS
                                                       YEAR ENDED          ENDED             ENDED           YEAR ENDED
                                                      DECEMBER 31,      DECEMBER 31,       AUGUST 31,       DECEMBER 31,
                                                         2001              2000              2000              1999
                                                      -----------       -----------       -----------       -----------

                                                      (Liquidation       (Liquidation      (Going Concern      (Going Concern
                                                         Basis)             Basis)             Basis)              Basis)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of marketable securities .............                --                --                --           500,000
Purchase of equipment and improvements ........                --                --           (25,647)         (323,148)
Proceeds from sale of furniture, equipment and
machinery .....................................            20,700           238,382                --                --
Investments in patents and trademarks .........                --                --           (19,763)          (49,375)
Investment in marketable securities ...........                --                --                --                --
Discontinued operations, net ..................                --                --                --           (10,981)
                                                      -----------       -----------       -----------       -----------
Net cash provided by (used in) investing
activities ....................................            20,700           238,382           (45,410)          116,496
                                                      -----------       -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net
of expenses ...................................                --                --         1,490,840         2,067,941
Proceeds from exercise of stock options .......                --                              26,139            75,001
Repayment of capital lease obligations ........                --           (20,413)           (4,710)           (3,598)
                                                      -----------       -----------       -----------       -----------
Net cash provided by financing activities .....                --           (20,413)        1,512,269         2,139,814
                                                      -----------       -----------       -----------       -----------

Net increase (decrease) in cash and cash
equivalents ...................................          (200,027)         (377,057)         (423,762)           40,943
Cash and cash equivalents at beginning of year          1,109,537         1,486,594         1,910,356         1,869,413
                                                      -----------       -----------       -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....       $   909,510       $ 1,109,537       $ 1,486,594       $ 1,910,356
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

LIQUIDATION BASIS OF ACCOUNTING:

The consolidated financial statements for fiscal 1999 and for the eight months ended August 31, 2000 were prepared on the going concern basis of accounting which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the Company's plans to cease operations, the Company adopted the liquidation basis of accounting effective September 1, 2000. This basis of accounting is considered appropriate when, among other things, liquidation of a company appears imminent and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. At December 31, 2001, the Company has recorded a reserve of $167,666 for costs to be incurred during the liquidation period.

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

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of cash and highly liquid investments purchased with an original maturity of three months or less. Cash at December 31, 2001 and 2000 was primarily invested in a money market fund.

INVENTORIES:

Inventories were comprised of component parts and were valued at the lower of first-in, first-out (FIFO) cost or market. In 2000, the Company wrote-off the inventories because of its determination that near term commercialization of the Company's product was unlikely.

APPLIED BIOMETRICS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

PATENTS AND OTHER INTANGIBLE ASSETS:

Patents and other intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives ranging from ten to fifteen years. In 2001, the Company sold to a third party its rights in all of its patents.

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

APPLIED BIOMETRICS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The basic loss per common share, for periods prior to September 1, 2000 was computed based upon the weighted average number of common shares outstanding. All outstanding options have been excluded from the calculation since the effect of their inclusion would have been anti-dilutive.

(2) INCOME TAXES:

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

(3) SHAREHOLDERS' EQUITY:

The Company's authorized capital stock consists of 20,000,000 shares of common stock and 5,000,000 shares of undesignated stock.

At December 31, 2001 and 2000, the Company had 5,833,40 shares of common stock outstanding, respectively.

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

SFAS NO. 123 DISCLOSURE:

For the year ended December 31, 1999 the Company did not record any compensation expense for stock-based compensation awards.

Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

APPLIED BIOMETRICS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                              1999
Net loss
    As reported                                          $ (2,445,942)
    Pro forma                                              (3,388,707)

Basic and diluted loss per share
    As reported                                                  (.52)
    Pro forma                                                    (.73)


The weighted average fair value per option granted during 1999 was $ 2.41. The weighted average fair value was calculated by using the fair value of each option on the date of grant. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                          1999

Expected option term                     3 years
Expected volatility factor                   63%
Expected dividend yield                     0.0%
Risk-free interest rate                     5.2%


(4) EMPLOYEE BENEFIT PLAN:

SALARY REDUCTION PLAN:

During 1999, the Company established a salary reduction plan for all full-time employees, which qualify under Section 401(k) of the Internal Revenue Code. Employee contributions are limited to 20% of their annual compensation, subject to annual limitations. At its discretion, the Company may make matching contributions equal to a percentage of the salary reduction or other discretionary amount. The Company has made no contributions to the plan during 2001, 2000 and 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 2002                          APPLIED BIOMETRICS, INC.


                                              By: /s/ James D. Bonneville
                                                  ------------------------------
                                                  James D. Bonneville
                                                  Acting Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 13, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.


   NAME AND SIGNATURE                                    TITLE
   ------------------                                    -----

/s/ James D. Bonneville                   Acting Chief Executive Officer
-----------------------                   (Principal Executive Officer/Principal
James D. Bonneville                       Financial and Accounting Officer)

                            APPLIED BIOMETRICS, INC.
                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001


EXHIBIT NO.                   EXHIBIT               METHOD OF FILING
----------                    -------               ----------------

3.1         Restated Articles of Incorporation
            of the Company, as amended...........   Incorporated by reference to
                                                    Exhibit 10.1 to the
                                                    Company's Annual Report on
                                                    Form 10-K for the fiscal
                                                    year ended December 31, 1999

3.2         Bylaws of the Company................   Incorporated by reference to
                                                    Exhibit 3.2 to the
                                                    Company's Registration
                                                    Statement on Form SB-2
                                                    (Commission File No.
                                                    33-63754C)

10.1        Applied Biometrics 1996 Stock Plan,
            amended July 2, 1999.................   Incorporated by reference to
                                                    Exhibit 10.1 to the
                                                    Company's Quarterly Report
                                                    on Form 10-Q for the period
                                                    ended June 30, 1999

10.2        Applied Biometrics Amended 1994 Stock
            Plan, amended July 2, 1999...........   Incorporated by reference to
                                                    Exhibit 10.2 to the
                                                    Company's Quarterly Report
                                                    on Form 10-Q for the period
                                                    ended June 30, 1999

10.3        Applied Biometrics 1998 Stock Plan,
            amended January 1, 2000..............   Incorporated by reference to
                                                    Exhibit 10.1 to the
                                                    Company's Quarterly Report
                                                    on Form 10-Q for the period
                                                    ended June 30, 2000

10.4        Engagement Agreement, dated August
            24, 2000, by and between Manchester
            Companies, Inc. and Applied
            Biometrics, Inc......................   Incorporated by reference to
                                                    Exhibit 10.1 to the
                                                    Company's Report on Form
                                                    8-K/A filed on January 8,
                                                    2001

10.5        Master Lease dated October 18, 1999
            by and between the Company and
            Dexxon Capital Corporation...........   Incorporated by reference to
                                                    Exhibit 10.2 to the
                                                    Company's Report on Form
                                                    10-Q filed June 30, 2000

10.6        Amendment to Lease Agreement dated
            April 10, 2000 by and between the
            Company and Dexxon Capital
            Corporation..........................   Incorporated by reference to
                                                    Exhibit 10.3 to the
                                                    Company's Report on Form
                                                    10-Q filed June 30, 2000

10.7        Asset Purchase Agreement dated
            January 31, 2001 by and between the
            Company and Transonic Systems, Inc...   Incorporated by reference to
                                                    Exhibit 10.11 to the
                                                    Company's Annual Report on
                                                    Form 10-K filed April 17,
                                                    2001